Form 10KSB
period 1999-12-31
ECKLAN CORP
filed 2000-03-28
CIK 1069680

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                         Commission File Number: 0-28723


                               ECKLAN CORPORATION


Texas                                                              91-1906973
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point  CA                          92629
(Address of principal executive offices)                             (Zip Code)

Registrant's  telephone  number,  including  area  code:     (949)  248-9561

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                                     [ None]
Securities  registered  pursuant  to  Section  12(g)  of the Act:     11,626,200

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 4,621,400 the number of shares outstanding of the Registrant's Common Stock was 11,626,200

     Exhibit  Index  is  found  on  page  14

                                     PART I

                                  INTRODUCTION

     Our 1934 Securities Exchange Act registration of our common stock, pursuant to Section 12(g) of the Act of 1934, was filed voluntarily in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over-the-Counter Bulletin Board, often called "OTCBB". This Registrant's common stock is not presently quoted on the OTCBB or elsewhere and has never traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is excused or suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer.

     This Registrant may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public ("Registrant") company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, the business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.


--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

(A) HISTORICAL INFORMATION. This Corporation ("the Registrant") was duly incorporated in Texas on March 25, 1998, with the intention of initiating a computer data base for sellers of small private businesses. The primary strategy was to solicit, through all means at its disposal, computer listings from sellers of private businesses and then to expose this data base to as large a group of potential buyers as possible. Management proposed its intention to disseminate its data base of listings of businesses and the important features of its industry. It would also include income, expense and profit figures which are representative, through computer networks, direct mail and personal contact, principally to independent business brokers and lists of opportunity seekers.

     6,924,800 shares were issued to six Organizers, on March 25, 1998. These were new investment shares, issued pursuant to Sec. 4(2) of the Securities Act of 1933, and were, when issued, Restricted Securities, as defined in Rule 144(a).

      On that date, the Registrant authorized a limited offering of 5,000,000 shares at $0.05. The offering closed June 25, 1998, 4,680,000 shares having been placed, to 22 sophisticated investors, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued.

     On July 8, 1998 we issued 5,200 shares to 26 sophisticated investors, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued.

     On February 11, 1999, 6,200 issued to a single unrelated sophisticated corporate investor, Vegas Publications, Inc, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued.

     The following table summarizes the total common stock issued and outstanding, of 11,626,200 shares. It provides a further analysis and breakdown, and reflects the recent issuance to our Officers, of 5,000 shares each, pursuant to section 4(2) of the 1933 Securities Act.

Issuances/Exemptions from 1933 Act                                                        Shares
Founders shares, at par value, for organizational costs to six founders [Sec. 4(2)]    6,924,800
Sophisticated investors at 0.05 (Rule 504)                                             4,680,000
Sophisticated investors at 0.001 (Rule 504)                                                5,200
Sophisticated investor at 0.001 (Rule 504)                                                 6,200
Issuance to Officers February 1, 2000 at 0.001 [Sec. 4(2)]                                10,000
Total Common Stock Issued and Outstanding                                             11,626,200
================================================================================================

     From July through August, of 1998, Mr. Sifford, the Incorporator and Principal Shareholder, made inquiries of business associates to determine the availability of the information required for the proposed data base and generally, to obtain preliminary indications of interest and opinions as to viability of the concept. Resulting opinions were mixed, some encouraging, some doubting that an entry level venture would be able to reach sufficient exposure in a growing competitive market. Throughout the fall of 1998, Mr. Sifford continued, making a survey of available and proposed competitive Internet financial services and accessible information. By mid winter of 1998, the Company's resources were exhausted, and management's decision was necessary whether to seek an additional offering, or to abandon its business plan. By that time it had become clear that Internet access to a wide range of information was increasingly available, that large and successful promotions of Internet services were then available and coming on-line, and that a further offering to raise funds for such an ambitious project could not be justified in good conscience, in view of increasing competitive factors. Accordingly, about the end of 1998, we abandoned our original business plan.

     We were not "Blank Check Company", commonly called a "Blind Pool", as referred to in either Rule 419 or Rule 504, at any time its founders or others were offered, purchased or acquired any of our outstanding securities. After abandoning our business plan, we became a company whose business plan was to find a profitable business combination. As a practical matter, we are required to register its common stock pursuant to Sec. 12(g) of the 1934 Act, and to pursue acceptance for quotation on the OTCBB if it is to have any chance to compete with other issuers or registrants, for business combinations by reverse acquisition. Substantially all of its non-affiliate owned shares have become or were from issuance free of restriction in conformity with Rule 144, and might be resold in brokerage transactions, in compliance with that Rule, if and when the common stock of this Registrant might become qualified for quotation and trading on the OTCBB. There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued. This Registrant has no Internet address.

 (B) BUSINESS. This Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has no day to day operations at the present time. Its officers and directors devote only insubstantial time and attention to the affairs of this issuer at the present time, for the reason that only such attention is presently required. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantage with other more attractive companies acquiring interests or entities.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of the Company's limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While the Company does not intend to rule out its consideration to any particular business or industry segment, Management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, communication technologies, information services and internet industry segments. It is nevertheless possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock of this Registrant, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target company are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     TRANSACTIONS WITH MANAGEMENT. There is no present or foreseeable potential that this Registrant will acquire a target business or company in which its present management or principal shareholder, or affiliates, have an ownership interest. Consideration has been given to corporate policy in this regard, and it has been determined not to permit any transaction in other than an arm's length acquisition of business assets owned and controlled by unrelated third party interests. The basis for this policy is two fold: first, that related party transactions are unnecessary in the judgment of management and involve risks not necessary to invite; and second that related party transactions do not offer the potential profitability for shareholders, that management believes exists presently in the market place for public issuers amenable to reverse merger transactions.

     FINDERS FEE FOR MANAGEMENT. No finder's fees will be payable to Management in connection with any forseeable reverse acquisition. Management is identified with the principal shareholder. The Principal Shareholder's remaining share ownership following any reverse acquisition, and the Principal Shareholder might be expected to sell its controlling interest for consideration from the acquiring shareholders of the acquisition target. Depending on the quality of the target company, the principal shareholder may sell all, some or none of the control block, as matters for arm's length deal-making, when it comes to that stage. Additionally, the Principal Shareholder is the Principal Consultant and provides, has provided and may provide corporate services to the Registrant, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses to Management, Principal Shareholder, or affiliates, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed during Registrant's present development stage.

     DEPENDENCE ON MANAGEMENT. This Company is required to rely on Management's skill, experience and judgement, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.

      (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.
                                     [None].

      (2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
                                     [None].

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE.
                                     [None].

      (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. This Registrant became a candidate for reverse acquisition transactions only this past May. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve to eighteen months. There is no compelling reason why this Registrant should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash can offer no capital formation incentive for its selection. It has a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" this Registrant is unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive than other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression. Please See the Item 2 of this part, Management
Discussion  and  Analysis,  for  more  information  and  disclosure.

     This Registrant is not actively engaged in its intended search to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. As a practical matter, the search cannot begin until this Registrant has qualified its common stock for trading on the OTCBB. Please see Management's Discussion and Analysis,
Item 2 of this part, for an expanded discussion of these and related subjects of disclosure.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS.
                                [Not Applicable.]

      (6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.
                                [Not Applicable.]

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
                                [None.]

      (8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS.
                                [Not Applicable.]

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable. However, this issuer would expect to maintain its corporate status with the State of its incorporation, and would file its tax returns and reports required to be filed with the Commission. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer. In connection with such submission and any continuation on the OTCBB, this Registrant would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of the Registrant's affairs.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS.
                                     [None.]

      (11)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.
                                [Not Applicable]

      (12)  NUMBER  OF  TOTAL  EMPLOYEES  AND  FULL-TIME  EMPLOYEES.
                                     [None. ]
We have  two  Officers  not  classified  as  employees.

      (13) YEAR 2000 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. None. The issuer has no computers or digital equipment of its own, no suppliers or customers. Accordingly, the issuer has determined that it is faced with no year 2000 compliance issues other than those shared by the public in general.

  FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.


--------------------------------------------------------------------------------
                        ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------
     We have no property and enjoy the non-exclusive use of offices and telephone of our officers, attorneys and principal shareholder.

--------------------------------------------------------------------------------
                           ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------
     There are no legal proceedings pending against the Registrant, as of the preparation of this Report.

--------------------------------------------------------------------------------
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------
                                     [None.]

             The Remainder of this Page is Intentionally left Blank

                                     PART II

--------------------------------------------------------------------------------
           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

(A) MARKET INFORMATION. The Common Stock of this Registrant is not quoted Over the Counter on the Bulletin Board ("OTCBB") or on the Pink Sheets. There was no market activity before December 1998, nor at any time.

period     high bid  low bid  period    high bid  low bid
1st  1999  None      None     3rd 1999  None      None
2nd 1999   None      None     4th 1999  None      None
=========  ========  =======  ========  ========  =======

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. There are presently 86 shareholders of the common stock of this Registrant.


    DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) REVERSE ACQUISITIONS. A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. Our financial statements would become largely unreflective of our true condition after such an acquisition. Shareholder approval would be solicited, pursuant to the laws of the State of Nevada, to approve the acquisition, change of control, and any material corporate changes incidental to our reorganization. In connection with the solicitation of shareholder approval, whether or not proxies are solicited, we would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosure would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

 (E) SALES OF UNREGISTERED COMMON STOCK 2000. On February 1, 2000, we issued 10,000 shares, 5,000 each to our two officers, at par value, pursuant to section 4(2) of the 1933 Securities Act.

--------------------------------------------------------------------------------
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

 (A) PLAN OF OPERATION. We have no current business. Our business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.

      (1) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have no plans to pursue ours business plan before obtaining quotability on the OTCBB. It is foreseeable that it might begin to search in the second half of 2000, and may or may not find a target within the next twelve months.

           (1.1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, may be advanced by its management and principal shareholder, if required. No significant cash or funds are required for its Management to evaluate possible transactions. No such activity is expected for at least the next six months.

     Reference is made to Note 3, Development Stage Company, of the our Audited Financial Statements: "The Company is a development stage company . It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues." The Registrant has no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, its plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. The issuer will eventually concentrate on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

     In the event, contrary to the expectation of management, that no combination is made within the next twelve to eighteen months, we may be forced to effect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

     This Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when our intended application for submission be effective.

           (1.2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.
                                  [None.]

           (1.3)  EXPECTED  PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT.
                                  [None.]

           (1.4)  EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES.
                                  [None.]

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (0.1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. This Company was incorporated on March 25, 1998 and has had no operations to date. It has incurred only organizational and administrative expenses, without revenues, to date.

           (0.2) FUTURE PROSPECTS. This Company is unable to predict when it may participate in a business opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers, and uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this issuer would expect to proceed to select a business combination within no sooner than six months nor longer than eighteen months. It cannot attract a partner before it can effect quotation of its common stock on the OTCBB.

    REVERSE ACQUISITION CANDIDATE. This Company is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of this Company at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this company would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates.

     Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon our present or future condition as without revenues or assets.

--------------------------------------------------------------------------------
                         ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
     Please see the Exhibit Index found on page 14 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

--------------------------------------------------------------------------------
                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------
                                     [None.]


             The Remainder of this Page is Intentionally left Blank

                                    PART III

--------------------------------------------------------------------------------
                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------
     The following persons are the Directors of this company, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     Pete Chandler, President/Director was born and raised in Northern Utah, where he received a Bachelor of Science Degree from Weber State University, in finance and business administrations. He also attended DeVry Institute of Technology in Phoenix Arizona, where he studied computer information and accounting systems. He serves as Director of Research & Finance, for Corporate Relations & Management, Inc., from August 1999 and presently. From February 1997 until August 1999, he served as financial markets liaison to Jordan Richards Associates. From October 1994 until October 1996, he was an investment consultant to Everen Securities. From January 1, 1994 to October 1994, he was an agent for New York Life Insurance Company. From August 1993 to December 1993, he was a sales and leasing representative for Freeway Oldsmobile, Cadillac, Mazda. Mr. Chandler is a Board Member of the Foster Care Citizens Board.

     Pam Alexander, Secretary/Treasurer since inception, has served in managerial and supervisory positions in the communications and computer industry for more than fifteen years. With Simple Technology, since 1996, she set up and organized a subsidiary company of wholesale computer components to distribute through the reseller channel. Her administrative responsibilities included hiring of sales and support staff, specifying and purchasing of equipment, designing and creating a customer service department and a customer service program designed to assist customers achieve optimum performance from their products and programs. Her marketing responsibilities covered all phases of the process including the creation of lead generation programs, the establishment of end user educational seminars to reinforce product credibility and resolve networking problems. She is responsible for all customer service support and educating resellers at all levels about new and emerging technology.

     J. Dan Sifford, Jr., is the principal shareholder of the Registrant since its inception. He grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years.

     For the past several years Mr. Sifford has served as United States Managing Director of Intrepid International, S.A. a Panama Corporation, providing consulting services to international private companies in approaching the United States public market place for products, financing and securities.

      Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies: Air Epicurean, Inc., All American Aircraft, Earth Industries, Ecklan Corporation, EditWorks, Ltd., Market., Market Formulation & Research, Inc., NetAir.com, Inc., NSJ Mortgage Capital Corporation, Inc., North American Security & Fire, Oasis 4th Movie Project, Professional Recovery Systems, Inc., Richmond Services, Inc., Telecommunications Technologies, Ltd., and World Staffing II, Inc. Of these last mentioned companies, he is currently serving in this Registrant, in Ecklan Corporation, in Oasis Entertainment's 4th Movie Project, in Richmond Services, Inc, NetAir.com, Inc. and in Editworks Ltd.

--------------------------------------------------------------------------------
                        ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------
     There is no present program of executive compensation, and no plan or compensation is expected to be adopted or authorized at any time before an acquisition is effected. Present management is not expected to be the subject of such compensation then. Such future plan of compensation as may be adopted after acquisition would be expected to encompass new management and not present management. Present management has indicated previously that it will not be compensated by any finders fees or other indirect compensation for its services as management on behalf of shareholders. Management is beneficially interested in the share ownership of the principal shareholder and expects to profit thereby, and only thereby, upon effecting a profitable acquisition for the benefit of all shareholders.

--------------------------------------------------------------------------------
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------
 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner     Actual               Attributed
                                          Ownership         %  Ownership        %
--------------------------------------------------------------------------------
Pete Chandler (1) President                   5,000     0.04   6,004,800   51.65
430 4th Street
Ogden UT 84404
--------------------------------------------------------------------------------
Pam Alexander (1) Secretary                   5,000     0.04   6,004,800   51.65
85 Nightingale
Aliso Viejo CA 92656
--------------------------------------------------------------------------------
All Officers and Directors as a Group        10,000     0.09   6,004,800   51.65
================================================================================
J. Dan Sifford Jr. (1)                    5,994,800    51.56   6,004,800   51.65
3131 South West Freeway, #42
Houston, TX  77098
-------------------------------------------------------------
Charles J. Blomme                            600,000     5.16
Deborah A. Schlichting
7019 Kerry Road
Edina MN 55439
-------------------------------------------------------------
Barbara Abramson                             600,000     5.16
Sherry Abramson
520 County Road 151
Florence AL 35633
-------------------------------------------------------------
Guarantee & Trust Co. TTEE FBO               800,000     6.88
Donald J. Vogel-IRA
Acct. #830-93380-13
NationsBanc Montgomery Securities
600 Montgomery Street
San Francisco CA 91111-2777
-------------------------------------------------------------
R & L Enterprise                             990,000     8.52
3727 Kingston Drive
Bismarck ND 58501  Affiliate Restricted
-------------------------------------------------------------
Total Other 5% Owners                      8,984,800    77.28
-------------------------------------------------------------
TOTAL ALL OWNERS OF 5% OR MORE             8,994,800    77.37
-------------------------------------------------------------
Total Shares Issued and Outstanding       11,626,200   100.00
=============================================================

(1) In the foregoing table, the share ownership of each of the listed shareholders are attributed to each other and to all of them. The reason for this attribution is that the Officers and Directors are nominees of the Principal Shareholder. Please see Item 7, Relationships and Transactions, for more disclosure.


 (C) CHANGES IN CONTROL. There are no arrangements known to us, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our company. We will search for a profitable business opportunity in the future. Such an acquisition of such an opportunity could and likely would result in some change in control of the Registrant at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this company in substance.

--------------------------------------------------------------------------------
            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------
     J. Dan Sifford is the Incorporator and Principal Shareholder of this Corporation. The Officers and Directors of the Registrant are Mr. Sifford's nominees. Note 4 of the Audited Financials states: This Registrant loaned Intrepid International, a shareholder, $40,000 during the year ended December 31, 1998. The note is non-interest bearing, unsecured and due within one year. The balance of the note at June 30, 1999, and December 31, 1998 is $40,000. The Company also paid this shareholder $35,537 for services and travel rendered during 1998. While the information as stated in the note is correct in all other particulars, Intrepid International is not a shareholder of this Registrant. Mr. Sifford is, however an officer and affiliate of Intrepid International, such that these are related-party transactions. The payments to Intrepid represent reimbursement for Intrepid's advances for Auditing the Registrant, and for legal and professional services incurred in connection with incorporation, filing fees, the Offering of May 25-August 25, 1998, and in connection with submission to the Pink Sheets for quotation of the Registrant's common stock. As of the date of this Registration Statement, the Registrant's common stock has not been approved for trading on the Pink Sheets.

--------------------------------------------------------------------------------
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------
 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.
                               [None.]

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT
================================================================================
      Exhibit     Table Category  /  Description of Exhibit     Page Number
--------------------------------------------------------------------------------
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
       2.1         Articles of Incorporation of the Registrant,               36
       2.2         By-Laws                                                    39
================================================================================

     AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 1999 and 1998 are provided as Exhibit F-1

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                               ECKLAN CORPORATION

                by

____/s/_____       _____/s/_______
Pete Chandler       Pam Alexander
president/director  secretary/director

--------------------------------------------------------------------------------
                                   EXHIBIT 2.1
                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ARTICLES OF INCORPORATION
                                       OF
                               ECKLAN CORPORATION
                                   (OF TEXAS)
--------------------------------------------------------------------------------

                                   ARTICLE ONE
                      NAME, PURPOSE AND PERIOD OF DURATION

Section  1.  The  name  of  the  corporation  is  ECKLAN  CORPORATION.

Section  2.  The  period  of  its  duration  is  perpetual.

Section 3. The purpose for which the corporation is organized is the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.


                                   ARTICLE TWO
                      THE CAPITAL SHARES OF THE CORPORATION

Section 1. The terms Shares and Stock shall, unless the context indicates otherwise, be used interchangeable to mean Shares of Stock in this Corporation.

Section 2. The corporation will not commence business until it has received for the issuance of its shares consideration of the value of not less than One
Thousand Dollars ($1,000.00) consisting of money, labor done or property actually received.

Section 3. The Corporation shall be authorized to issue two classes of stock of the following kinds, series, aggregate amounts and par values:

          (a) Class A Common Voting Equity Stock: 50,000,000 Shares: Par Value $.001; and such shares to carry the short title Common Shares;

Section 4. The Board of Directors shall be vested with authority to establish, Within each Class Stock, such Series as it may deem appropriate, by fixing and determining the preferences, limitations and relative rights, including, without limitation, rights to convert to other classes or series of shares, specific equity, income and voting rights, and rights to representation by class or series on the Board of Directors for general or specific purposes.

Section 5. No Shares of Stock shall carry and no shareholder shall possess or enjoy any preemptive rights to acquire additional or treasury shares of the Corporation.

Section 6. No Shares of Stock (except as may be fixed by the Board of Directors with respect to Class B, Preferred Shares, or with respect to any series thereof as may be established thereof) shall carry and no shareholder shall possess or enjoy any cumulative voting rights in the election of Directors of the Corporation.

                                  ARTICLE FOUR
                       INITIAL AND TRANSITIONAL PROVISIONS

Section 1. The initial and current Registered Agent/Office of the Corporation shall be J. Dan Sifford Jr., 3131 Southwest Freeway, Number 46, Houston TX 77098.

Section 2. The number of directors constituting the Current Elected board of directors is two, and the names and addresses of the persons, who are to serve as directors until the Next annual meeting of the sharehold-ers or until their successors are elected and qualified, are: Kirt W. James, 24843 Del Prado, Suite 318, Dana Point, CA 92629, and J. Dan Sifford Jr., 3131 Southwest Freeway, Suite 46, Houston TX 77098.

Section 3. The name and address of the incorporator is: J. Dan Sifford Jr., 3131 Southwest Freeway, Suite 46, Houston TX 77098.


                                  ARTICLE FIVE
                           AMENDMENT OF THESE ARTICLES

     These Articles of Incorporation, including and Restatement thereof and Amendments thereto which shall have been duly adopted and filed, may be amended or further amended in any manner consistent with Article 9.10 of the Texas Business and Corporations Act, including without limitation, by action without meeting, prior notice or vote, upon written consent setting forth such action, signed by the holders of shares having not less that the minimum number of votes that would have been necessary to take such action at a meeting at which the holders of all shares entitled to vote were present and voted.


          Dated  and  signed  this  23rd  day  of  March,  1998.

                               ________/s/_________
                               J. Dan Sifford Jr.
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 2.2
                                     BY-LAWS
--------------------------------------------------------------------------------

BY-LAWS  OF
ECKLAN  CORPORATION
A  TEXAS  CORPORATION

--------------------------------------------------------------------------------
                                     BY-LAWS
                                       OF
                               ECKLAN CORPORATION
                               A TEXAS CORPORATION
--------------------------------------------------------------------------------

                                    ARTICLE I
                                CORPORATE OFFICES

SECTION  1.  PRINCIPAL  EXECUTIVE  OFFICE

The principal executive office of the Corporation shall be in the City of Houston, State of Texas.

SECTION  2.  OTHER  CORPORATE  OFFICES

The Corporation also may have offices at such other places as the Board of Directors may from time to time designate or as the business of the Corporation may require.

                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

All meetings of the shareholders shall be held at the principal executive office of the Corporation or at such other place as may be determined by the Board of Directors.


SECTION  2.  ANNUAL  MEETINGS

The annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

Notices of meetings, annual or special, shall be given in writing to shareholders of record entitled to vote at the meeting by the Secretary or an Assistant Secretary or, if there be no such officer or in the case of his or her neglect or refusal, by any director or shareholder

Such notices shall be given either personally or by first-class mail, addressed to the shareholder at the address of such share-holder appearing on the stock transfer books of the Corporation or given by the shareholder to the Corporation for the purpose of notice. Notice shall be given not less than twenty, nor more than sixty, days before the date of the meeting.

Such notice shall state the place, date, and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

SECTION  5.  WAIVER  OF  NOTICE

Whenever any notice is required to be given to any shareholder under the provisions of the Texas Business Corporation Act, the Articles of Incorporation of this Corporation, or these By-Laws, a waiver of notice in writing signed by a shareholder entitled to such notice, whether before or after the meeting, shall be equivalent to the giving of such notice. All such written waivers of notice shall be filed with the corporate records or made part of the minutes of the meeting.

SECTION  6.  SPECIAL  NOTICE  REQUIREMENTS

Shareholder approval at a meeting, with respect to the following proposals, shall be valid only if the purpose of the meeting was stated in the notice of the meeting:

     (1) Approval of a contract or other transaction between the Corporation and one or more of its Directors or between the Corporation and any Corporation, firm, or association in which one or more of the Directors has a material financial interest;

     (2) Amendment of the Articles of Incorporation after any shares have been issued pursuant to Article 4.02 of the Texas Business Corporation Act;

     (3) Approval of the principal terms of a reorganization pursuant to Article
5.03 of the Texas Business Corporation Act and, in such cases, written notice shall be given not less than twenty, nor more than fifty, days before the meeting;

     (4) Election to voluntarily wind up and dissolve the Corporation pursuant to Article 6.03 of the Texas Business Corporation Act;

     (5)  Election  to  revoke  voluntary  dissolution  proceedings  pursuant to
Article  6.05  of  the  Texas  Business  Corporation  Act;

     (6) Reduction of stated capital pursuant to Article 4.12 of the Texas Business Corporation Act;

     (7) Restatement of the Articles of Incorporation, if an amendment is contained therein, pursuant to Articles 4.07 and 4.02 of the Texas Business Corporation Act;

     (8) Disposition of all or substantially all of the assets of the Corporation outside the usual and regular course of its business pursuant to
Article  5.10  of  the  Texas  Business  Corporation  Act.


SECTION  7.  ACTION  WITHOUT  MEETING

Any action that may be taken at any annual or special meeting of shareholders may be taken without a meeting if:

     (1) a consent in writing, setting forth the action so taken, is signed by all of the shareholders entitled to vote on the action. Such consent shall have the same force and effect as a unanimous vote of shareholders; or

     (2) a majority of all the shareholders entitled to vote take action permitted by law, and promptly give notice of such action to all shareholders of record.

SECTION  8.  QUORUM

The holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders.

SECTION  9.  VOTING

Only shareholders whose names appear on the stock transfer books of the Corporation as of the closing date of the stock transfer books or the record date set by the Board of Directors pursuant to Article VIII, Section 3 of these By-Laws shall be entitled to vote at a meeting of shareholders.

If the Board of Directors has not closed the stock transfer books or set a record date for purposes of determining the shareholders entitled to notice of or to vote at any meeting of shareholders, then the date on which notice of the meeting is mailed shall be the record date for such determination of share-holders.

Each outstanding share shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders except as otherwise provided by the Texas Business Corporation Act, the Articles of Incorporation, or the following provisions of this bylaw.

If a quorum is present, the vote of the holders of a majority of the shares entitled to vote and represented at a meeting shall be the act of the shareholders, unless the vote of a greater number is required by law, the Articles of Incorporation, or these By-Laws.

At each election of Directors, no shareholder entitled to vote at such election shall have the right to cumulate his or her votes.

SECTION  10.  PROXIES

Every person entitled to vote shares may authorize another person or persons to act by proxy with respect to such shares by filing a written proxy, executed by such person or his duly authorized agent, with the Secretary of the Corporation.

A proxy shall not be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. A proxy shall be revocable unless the proxy form conspicuous-ly states that the proxy is irrevocable and the proxy is coupled with an interest. Proxies coupled with an interest include the appointment as proxy of:

     (1)  a  pledgee;

     (2) a person who purchased or agreed to purchase, or owns or holds an option to purchase, the shares;
     (3) a creditor of the Corporation who extended it credit under terms requiring the appointment;

     (4) an employee of the Corporation whose employment contract requires the appoint-ment; or

     (5) a party to a voting agreement created under Section B, Article 2.30 of the Texas Business Corporation Act.

                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  POWERS

Subject to any limitations in the Articles of Incorporation and to the provisions of the Texas Business Corporation Act, the business and affairs of the Corporation shall be managed and all corporate powers shall be exercised by, or under the direction of, the Board of Directors.

SECTION  2.  NUMBER

The authorized number of Directors shall be Five until changed by amendment to this article of these By-Laws.

SECTION  3.  ELECTION  AND  TENURE  OF  OFFICE

The Directors shall be elected at the annual meeting of the shareholders and hold office until the next annual meeting and until their successors have been elected and qualified.

SECTION  4.  VACANCIES

A vacancy on the Board of Directors shall exist in the case of death, resignation, or removal of any director or in case the authorized number of Directors is increased or in case the shareholders fail to elect the full authorized number of Directors at any annual or special meeting of the shareholders at which any director is elected.

Vacancies on the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors through less than a quorum of the Board or by election at an annual or special meeting of shareholders called for that purpose. However, if a Directorship is to be filled by the Board by reason of an increase in the number of Directors, then the Board may fill this Directorship position for a term continuing only until the next election of one or more Directors by the shareholders and, provided further, that the Board may not fill more than two such Directorships during the period between any two successive annual meetings of shareholders. A director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office.

A vacancy created by an increase in the authorized number of Directors shall be filled by election at an annual or special meeting of shareholders called for that purpose. Any director may resign effective upon giving written notice to the chairperson of the Board of Directors, the President, the Secretary or to the Board of Directors of the Corporation unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a later time, a successor may be elected to take office when the resignation becomes effective. Any reduction of the authorized number of Directors does not remove any director prior to the expiration of such director's term in office.

SECTION  5.  REMOVAL

Any or all of the Directors may be removed, with or without cause, at a meeting of shareholders called expressly for that purpose by the vote of the holders of a majority of the shares entitled to vote at an election of Directors. Any such removal, however, shall be subject to the provisions of Article 2.32 of the Texas Business Corporation Act, including the provision that if less than the entire Board is to be removed, no one of the Directors may be removed if the votes cast against his or her removal would be sufficient to elect this person if then cumulatively voted at an election of the entire Board of Directors.

SECTION  6.  PLACE  OF  MEETINGS

Meetings of the Board of Directors shall be held at any place, within or without the State of Texas, which has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the Corporation or as may be designated from time to time by resolution of the Board of Directors.

SECTION  7.  CALL,  NOTICE  AND  HOLDING  OF  MEETINGS

Special meetings of the Board of Directors may be called by the Chairperson of the Board or the President or an Executive Vice-President or the Secretary or any two Directors.

Regular annual meetings of the Board of Directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. Special meetings of the Board of Directors shall be held upon four days' notice by mail, or forty-eight hours' notice delivered personally or by telephone or telegraph. Attendance of a director at a meeting shall constitute a waiver of notice of the meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened. Neither the business to be transacted, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

SECTION  8.  QUORUM  AND  BOARD  ACTION

A quorum for all meetings of the Board of Directors shall be a majority of the authorized number of Directors. The act of a majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board unless a greater number is required by law, subject to the provisions of Subdivision B of
Article  2.41  of  the  Texas  Business  Corporation  Act.

SECTION  9.  WAIVER  OF  NOTICE

Whenever any notice is required to be given to any director under the provisions of the Texas Business Corporation Act, the Articles of Incorporation of this Corporation, or these By-Laws, a waiver of notice in writing signed by a Director entitled to such notice, whether before or after the meeting, shall be equivalent to the giving of such notice. All such written waivers of notice shall be filed with the corporate records or made a part of the minutes of the meeting.

SECTION  10.  ACTION  WITHOUT  MEETING

Any action required or permitted to be taken at a meeting of the Board may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall set forth the action so taken and shall be signed by all the Directors. Such written consent or consents shall be filed with the minutes of the proceedings of the Board. Such action by written consent shall have the same force and effect as a unanimous vote of such Directors.

SECTION  11.  COMPENSATION

Nothing contained herein shall prevent a director from serving the Corporation in any other capacity and receiving compensation therefor.

                                   ARTICLE IV
                           OFFICERS OF THE CORPORATION

SECTION  1.  OFFICERS

The officers of the Corporation shall be a President, Secretary and a Treasurer. The Corporation also may have such other officers with such titles and duties as shall be determined by the Board of Directors. Any number of offices may be held by the same person.

SECTION  2.  ELECTION

All officers of the Corporation shall be chosen by the Board. Each officer shall hold office until his or her death, resignation, or removal or until a successor shall be chosen and qualified. A vacancy in any office because of death, resignation, or removal or other cause shall be filled by the Board.

SECTION  3.  REMOVAL  AND  RESIGNATION

An officer may be removed at any time by the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer shall not of itself create contract rights.

An officer may resign at any time upon written notice to the Corporation given to the Board, the President, or the Secretary of the Corporation. Any such resignation shall take effect at the date of receipt of such notice or at any other time specified therein. The acceptance of a resignation shall not be necessary to make it effective.

SECTION  4.  COMPENSATION

The salaries of the officers shall be fixed, from time to time, by the Board of Directors.

SECTION  5.  PRESIDENT

The President shall be the Chief Executive Officer of the Corporation and shall, subject to the direction and control of the Board of Directors, have general supervision, direction, and control of the business and affairs of the Corporation. He shall preside at all meetings of the shareholders and Directors and be an ex-officio member of all the standing committees, including the Executive Committee, if any, and shall have the general powers and duties of management usually vested in the office of President of a Corporation and shall have such other powers and duties as may from time to time be prescribed by the Board of Directors or these By-Laws.

SECTION  6.  EXECUTIVE  VICE-PRESIDENTS

In the absence or disability of the President, the Executive Vice-Presidents, if any, in order of their rank as fixed by the Board of Directors (or if not ranked, the Vice-President designated by the Board) shall perform all the duties of the President and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the President. Each Vice-President shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors or these By-Laws.

SECTION  7.  SECRETARY

The Secretary shall keep, or cause to be kept, at the principal executive office of the Corporation, a book of minutes of all meetings of Directors and Shareholders, with the time and place of holding, whether regular or special (and, if special, how autho-rized), the notice thereof given or the waivers of notice, the names of those present at Directors' meetings, the number of shares present or represented at Shareholders' meetings, and the proceed-ings thereof.

The Secretary shall keep, or cause to be kept, at the principal executive office of the Corporation, or at the office of the Corporation's transfer agent, a share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for shares, and the number and date of cancellation of every certifi-cate surrendered for cancellation.

The Secretary shall certify and keep, or cause to be kept, at the principal executive office of the Corporation, the original and a copy of the By-Laws as amended or otherwise altered to date.

The Secretary shall give, or cause to be given, notice of all meetings of shareholders and Directors required to be given by law or by the provisions of these By-Laws.

The Secretary shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. This list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder at any time during usual business hours. The list also shall be produced and kept open at the time and place of the meeting and be subject to the inspection of any shareholder during the whole time of the meeting.

The Secretary shall have charge of the seal of the Corporation and have such other powers and perform such other duties as may from time to time be prescribed by the Board or these By-Laws.

If the Board of Directors does not elect a Treasurer, the Secretary shall assume the duties imposed by Section 8 of this Article and by any other provision of these By-Laws upon the Treasurer of the Corporation. In the absence or disability of the Secretary, the Assistant Secretaries, if any, in order of their rank as fixed by the Board of Directors (or if not ranked, the Assistant Secretary designated by the Board of Directors), shall have all the powers of, and be subject to all the restrictions upon, the Secretary. The Assistant Secretaries, if any, shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors or these By-Laws.

SECTION  8.  TREASURER

The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the Corporation.

The Treasurer shall deposit monies and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors. He or she shall disburse the funds of the Corporation in payment of the just demands against it as may be ordered by the board of Directors; shall render to the President and Directors, whenever they request it, an account of all his or her transactions as Treasurer and of the financial condition of the Corporation; and shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors or the By-Laws.

In the absence or disability of the Treasurer, the Assistant Treasurers, if any, in order of their rank as fixed by the Board of Directors (or if not ranked, the Assistant Treasurer designated by the Board of Directors), shall perform all the duties of the Treasurer and, when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. The Assistant Treasurers, if any, shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors or these By-Laws.

                                    ARTICLE V
                              EXECUTIVE COMMITTEES

SECTION  1.  CREATION  AND  COMPOSITION

By resolution adopted by a majority of the full Board of Directors, the Board may designate from among its members an executive committee and one or more other committees to serve at the pleasure of the Board, each of which shall be comprised of one or more Directors.

SECTION  2.  POWERS  AND  LIMITATIONS

Any such committee, to the extent provided in the resolution of the Board, shall have all the authority of the Board, except with respect to:

a.  Amending  the  Articles  of  Incorporation;

b.  Approving  a  plan  of  merger  or  consolidation;

c. Recommending to the shareholders the sale, lease, or exchange of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business;

d. Recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof;

e. Amending, altering or repealing the By-Laws of the Corpora-tion or adopting new By-Laws for the Corporation;

f.  Filling  vacancies  on  the  Board  of  Directors  or  any  such  committee;

g. Filling any Directorship to be filled by reason of an increase in the number of Directors;

h.  Electing  or  removing  officers  or  members  of  any  such  committee;

i.  Fixing  the  compensation  of  any  member  of  such  committee;

j. Altering or repealing any resolution of the Board which by its term is not so alterable or repealable;

k. Declaring a dividend or authorizing the issuance of shares of the Corporation, unless a Board resolution, the Articles of Incorporation, or the By-Laws expressly delegate such authority;

l. Approving any action that also requires shareholders' approval or approval of the outstanding shares;

m.  Appointing  other  committees  of  the  Board  or  the  members  thereof.

SECTION  3.  RESPONSIBILITY  OF  THE  BOARD  OF  DIRECTORS

The designation of any such committee and the delegation of authority to the committee shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.


                                   ARTICLE VI
                          CORPORATE RECORDS AND REPORTS

SECTION  1.  INSPECTION  BY  SHAREHOLDERS

The accounting books and records of accounts, the minutes of proceedings of the shareholders and the Board and committees of the Board, and the record of shareholders of the Corporation shall be open to inspection upon the written demand of the Corporation by any shareholder at any reasonable time for any proper purpose. Such inspection by a shareholder may be made in person or by agent, accounting, or attorney, and the right of inspection includes the right to copy and make extracts.

Shareholders also shall have the right to inspect the original or copy of these By-Laws, as amended to date and kept at the Corporation's principal executive office, at all reasonable times for any proper purpose.

SECTION  2.  INSPECTION  BY  DIRECTORS

Every director shall have the absolute right at any reasonable time to inspect and copy all books, records, and documents of every kind and to inspect the physical properties of the Corporation, domestic or foreign, of which such person is a director. Such inspection by a director may be made in person or by agent, accountant, or attorney, and the right of inspection includes the right to copy and make extracts.

SECTION  3.  RIGHT  TO  INSPECT  WRITTEN  RECORDS

If any record subject to inspection pursuant to this chapter is not maintained in written form, a request for inspection is not complied with unless and until the Corporation at its expense makes such record available in written form.

SECTION  4.  ANNUAL  FINANCIAL  STATEMENTS

Upon the written request of any holder of record of shares of the Corporation, the Corporation shall mail to such holder its annual statements for its last fiscal year showing in reasonable detail its assets and liabilities and the results of its operations and the most recent interim statements, if any, which have been filed in a public record or otherwise published. The Corporation shall be allowed a reasonable time to prepare such annual state-ments.

SECTION  5.  AUTHORITY  TO  BIND  THE  CORPORATION

The Board of Directors, except as otherwise provided in the By-Laws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name and on behalf of the Corporation. Such authority may be general or confined to specific instances. Unless so authorized by the Board of Directors, no officer, agent, or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or to any amount.

                                   ARTICLE VII
                         INDEMNIFICATION, INSURANCE AND
                               OTHER ARRANGEMENTS

SECTION  1.  INDEMNIFICATION

The Corporation shall indemnify its present or former Directors and officers, employees, agents and other persons to the fullest extent permissible by, and in accordance with the procedures contained in, Article 2.02-1 of the Texas
Business Corporation Act. Such indemnification shall not be deemed to be exclusive of any other rights to which a director, officer, agent or other person may be entitled, consistent with law, under any provision of the Articles of Incorporation or By-Laws of the Corporation, any general or specific action of the Board of Directors, the terms of any contract, or as may be permitted or required by common law.

SECTION  2.  INSURANCE  AND  OTHER  ARRANGEMENTS

Pursuant to Section R of Article 2.02-1 of the Texas Business Corporation Act, the Corporation may purchase and maintain insurance or another arrangement on behalf of any person who is or was a director, officer, employee, or agent of the Corporation or who is or was serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic Corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, against any liability asserted against him or her and incurred by him or her in such a capacity or arising out of his or her status as such a person, whether or not the Corporation would have the power to indemnify him or her against that liability under Article 2.02-1 of the Texas Business Corporation Act.


                                  ARTICLE VIII
                          SHARES OF STOCK OR OWNERSHIP

SECTION  1.  CERTIFICATES

The Corporation shall issue certificates for its shares when fully paid. Certificates of stock shall be issued in alphanumeric order and state that the Corporation is organized under the laws of Texas; the name of the person to whom issued; the number, class of shares, and the designation of the series, if any, represented thereby; and the par value of each share represented thereby or that the shares are without par value. They also shall contain any statement or summary required by an applicable provision of the Texas Business Corporation Act or applicable securities laws.

Every certificate for shares shall be signed in the name of the Corporation by the President or a Vice-President, and either the Treasurer or the Secretary or an Assistant Secretary.

SECTION  2.  TRANSFER  OF  SHARES

Upon surrender to the Secretary or transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, it shall be the duty of the Secretary of the Corporation to issue a new certificate to the person entitled thereto, to cancel the old certificate, and to record the transaction upon its share register, subject to any applicable restrictions on transfer.

SECTION  3.  CLOSING  OF  TRANSFER  BOOKS  AND  RECORD  DATE

For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive a distribution by the Corporation (other than a distribution involving a purchase or redemption by the Corporation of any of its own shares) or a share dividend, or in order to make a determination of shareholders for any other proper purpose, the Board may provide that the stock transfer books shall be closed for a stated period not to exceed, in any case, sixty days. If the stock transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting.

In lieu of closing the stock transfer books, the Board may fix in advance a date as the record date for any such determination of shareholders. Such record date shall not, in any case, be more than sixty days and, in the case of a meeting of shareholders, not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken.


                                   ARTICLE IX
                              AMENDMENT OF BY-LAWS

SECTION  1.  BY  DIRECTORS

The Board of Directors may amend or repeal the By-Laws, or adopt new By-Laws, unless:

1. The Articles of Incorporation or the Texas Business Corporation Act reserves the power exclusively to the shareholders in whole or part; or

2. The shareholders in amending, repealing, or adopting a particular by-law expressly provide that the Board of Directors may not amend that by-law.

SECTION  2.  BY  SHAREHOLDERS

Unless the Articles of Incorporation or a By-Law adopted by the shareholders provides otherwise as to all or some portion of the By-Laws, the shareholders may amend, repeal, or adopt the By-Laws even though the By-Laws may also be amended, repealed, or adopted by the Board of Directors.

                                  CERTIFICATION

THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  this  day  of  March  25,  1998.

                             __________/s/__________
                                 J. Dan Sifford
                                  Incorporator

--------------------------------------------------------------------------------
                                       F-1
             AUDITED FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
                          INDEPENDENT AUDITOR'S REPORT



To  the  Board  of  Directors  and  Stockholders  of  Ecklan  Corporation

We have audited the accompanying balance sheets of Ecklan Corporation (a Development Stage

Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on March 25, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecklan Corporation (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended and from inception on March 25, 1998 through December 31, 1999 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__________/s/____________
Crouch,  Bierwolf  &  Chisholm
Salt  Lake  City,  Utah
March  15,  2000

                               ECKLAN CORPORATION
                          (a development Stage Company)
                                 Balance  Sheets

                                                       December 31,
                                                      1999       1998
----------------------------------------------------------------------
ASSETS
Cash                                         $       5,747   $ 11,747
Note Receivable-related party (Note4)               46,000     40,000
Total Current Assets                                51,747     51,747
Organizational Costs                                     0      5,862
Total Assets                                 $      51,747   $ 57,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                     3,782          0
Total Current Liabilities                            3,782          0
Stockholders' Equity
Common stock, authorized
50,000,000 shares of $.001 par value,
issued and outstanding 11,616,200 and
11,550,000 shares, respectively                     11,616     11,616
Additional Paid in Capital                         229,314    226,314
Less: Subscription receivable                            0     (3,000)
Deficit Accumulated During the
Development Stage                                (192,965)   (180,321)
Total Stockholders' Equity                          47,965     57,609
Total Liabilities and Stockholders' Equity   $      51,747   $ 57,609

                     The accompanying notes are an integral
                     Part  of  these  financial  statements

                               ECKLAN CORPORATION
                          (a development Stage Company)
                             Statement of Operations

                                                                     From Inception on
                                               For the                     25-Mar-98
                                             Years Ended                    through
                                            Decemeber 31,                 December 31,
                                               1999         1998                 1999
--------------------------------------------------------------------------------------
Revenues:                            $            0   $        0   $                0
Expenses
General and Administrative                   12,644      180,321              192,965
Total Expenses                               12,644      180,321              192,965
Net Loss                                   ($12.644)   ($180.321)            ($92.965)
Net Loss Per Share                           ($0.01)      ($0.02)             ($0.019)
Weighted average shares outstanding      11,594,133    8,810,200           10,397,042

                     The accompanying notes are an integral
                       Part of these financial statements

                               ECKLAN CORPORATION
                          (a development stage company)
                        Statement of Stockholders' Equity

                                                                                    Deficit
                                                                                    Accumulated
                                                                       Additional   During the
                                                Common Stock           Paid In      Development
                                                Shares        Amount   Capital      Stage
-------------------------------------------------------------------------------------------------
Common Stock, issued to organizers for
organizational costs at $.001 per share            6,990,000  $ 6,999  $         0  $          0
Stock issued for cash in 504 offering at
 .05 per share                                      4,626,200    4,626      229,314             0
Net Loss for the year ended December 31, 1998              0        0            0      (180,321)
Balance, December 31, 1998                        11,616,200   11,616      229,314      (180,321)
Net Loss for the year ended December 31, 1999              0        0            0       (12,644)
Balance, December 31, 1999                        11,616,200  $11,616  $   229,314     ($192,965)

                   The accompanying notes are an integral part
                       Of  these  financial  statements

                               ECKLAN CORPORATION
                          (a development Stage Company)
                             Statement of Cash Flows

                                                                  From Inception on
                                                For the                  25-Mar-98
                                              Years Ended                  through
                                              December 31,             December 31,
                                            1999         1998                 1999
-----------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
Net Loss                                ($12,644)   ($180,321)           ($192,965)
Adjustment to reconcile
net loss to net cash
provided by operations:
Amortization                               5,862        1,068                6,930
Accounts Payable                           3,782            0                3,782
Net Cash (Used) Provided by
Operating Activities                      (3,000)    (179,253)            (182,253)
Cash Flows from Investment
Activities:
Increase in notes receivable              (6,000)     (40,000)             (46,000)
Net Cash (Used) Provided by
Investing Activities                      (6,000)     (40,000)             (46,000)
Cash Flows from Financing
Activities:
Subscriptions receivable received          3,000      231,000              234,000
Net Cash (Used) Provided by
Financing Activities                       3,000      231,000              234,000
Net Increase (decrease) in cash           (6,000)      11,747                5,747
Cash, beginning of period                 11,747            0                    0
Cash, end of period                $       5,747   $   11,747   $            5,747

                     The accompanying notes are an integral
                       Part of these financial statements

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE  I  -  Summary  of  Significant  Accounting  Policies
a.  Organization
     Ecklan Corporation (the Company) was incorporated on March 25, 1998 under the laws of the state of Texas. The Company is currently engaged in the development of a computer data base for sellers of small private businesses. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

b.     Accounting  Method
The  Company  recognizes  income and expense on the accrual basis of accounting.

c.     Earnings  (Loss)  Per  Share
The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.     Cash  and  Cash  Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e     Provision  for  Income  Taxes
     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $193,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 3 1, 1999 and 1998.

                                               1999                        1998
--------------------------------------------------------------------------------
Deferred  tax  asset:
NOL  carrryforward                      $    61,000                 $    61,000
Valuation  allowance                        (61,000)                   (61,000)
Total                                   $        -0-                $       -0-

 f  Organization  Costs

Organization  costs  have  been  recorded  at cost in 1998 and expensed in 1999.
NOTE  2  -  Going  Concern
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define business operations, thus creating necessary operating revenue.

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE  3  -  Development  Stage  Company
     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions
     The Company loaned Intrepid International, a shareholder, $46,000 during the years ended December 3 1, 1999 and 1998. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 1999 is $46,000. The Company also paid this shareholder $35,537 for services and travel rendered during 1998.

NOTE  5  -  Equity
     During 1998, the Company issued 6,930,000 shares of common stock to organizers for organization costs valued at $6,930.

     During 1998, the Company issued 4,620,000 shares of common stock for cash of $231,000 and a subscription receivable of $3,000. As of December 31, 1999 the $3,000 has been received for the subscription receivable.