Form 10QSB
period 2000-03-31
ECKLAN CORP
filed 2000-05-01
CIK 1069680

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of the Act:     11,626,200

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  11,626,200.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS. Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF00March) for the 3 months ended March 31, 2000.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. This Company was incorporated on March 25, 1998 and has had no operations to date. It has incurred only organizational and administrative expenses, without revenues, to date. This Company is unable to predict when it may participate in a business opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers, and uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this issuer would expect to proceed to select a business combination within no sooner than six months nor longer than eighteen months. It cannot attract a partner before it can effect quotation of its common stock on the OTCBB.

 (C) REVERSE ACQUISITION CANDIDATE. This Company is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of this Company at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this company would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates. Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon our present or future condition as without revenues or assets.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM  1.  LEGAL  PROCEEDINGS  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

EXHIBITS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit QF00March) for the 3 months ended March 31, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March  31,  2000

                               ECKLAN CORPORATION

                     by
/s/                         /s/
Pete Chandler               Pam Alexander
president/director          secretary/director

--------------------------------------------------------------------------------
                                EXHIBIT QF00MARCH

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                               ECKLAN CORPORATION
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And for the three months ended March 31, 2000

                                                         March 31,    December 31,
                                                           2000           1999
                                                       -----------  --------------
ASSETS

CURRENT ASSETS
Cash                                                   $    5,747   $       5,747
TOTAL CURRENT ASSETS                                        5,747           5,747
                                                       -----------  --------------
OTHER ASSETS
Note and account receivable                                46,000          46,000
Organizational Costs
TOTAL OTHER ASSETS                                         46,000          46,000
                                                       -----------  --------------
TOTAL ASSETS                                               51,747          51,747
                                                       ===========  ==============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                           15,819           3,782
                                                       -----------  --------------
TOTAL LIABILITIES                                          15,819           3,782
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 11,626,200 shares       11,626          11,616
Additional paid-in capital                                229,554         229,314
Accumulated equity (deficit)                             (205,252)       (192,965)
Subscription Receivable
Total Stockholders' Equity                                 35,928          47,965
                                                       -----------  --------------
TOTAL STOCKHOLDERS' EQUITY                             $   51,747   $      51,747
                                                       ===========  ==============

   The accompanying notes are an integral part of theses financial statements.

                               ECKLAN CORPORATION
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And for the three months ended March 31, 2000

                                                           From inception on
                                                              March 25,1998
                                                                through
                                March 31,     March 31,         March 31,
                                    2000          1999                 2000
                             ------------  ------------  -------------------
Revenues                     $         0   $         0   $                0
                             ------------  ------------  -------------------
Amortization                                                          1,068
Consulting Fees                                                      17,200
Corporate Synergy Profile                                            17,070
General and Administrative        11,257         6,782               23,772
Legal Fees                                                           90,500
Organizational costs                             5,862                5,862
Professional Fees                  1,030                              6,930
Travel                                                               42,850
                                                         -------------------
Net Loss from Operations          12,287        12,644              205,252
Net Income (Loss)               ($12,287)     ($12,644)           ($205,252)
                             ============  ============  ===================
Loss per Share                 ($0.00106)    ($0.00109)           ($0.01974)
                             ============  ============  ===================
Weighted Average
    Shares Outstanding        11,617,311    11,616,200           10,397,042
                             ============  ============  ===================

   The accompanying notes are an integral part of theses financial statements.

                               ECKLAN CORPORATION
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                  On March 25, 1998, through December 31, 1998
                   For the fiscal year ended December 31, 1999
                  And for the three months ended March 31, 2000

                                                             Additional     Accumulated     Total Stock-
                                        Common      Par      Paid-In        Equity         holders' Equity
                                        Stock       Value    Capital          (Deficit)       (Deficit)
                                        ----------  -------  -----------  -------------  -----------------
Common Stock issued at inception
    for organizational expenses          6,990,000  $ 6,990  $         0  $          0   $           6,990
Sale of common stock for cash
    and receivables at $0.05 per share   4,626,200    4,626      229,314             0                   0
Net loss during the period                       0        0            0      (180,321)                  0
Balance at December 31, 1998            11,616,200  $11,616  $   229,314     ($180,321)  $          60,609
Net loss for the year ended
    December 31, 1999                            0        0            0       (12,644)                  0
Balance at December 15, 1999            11,616,200  $11,616  $   229,314     ($192,965)  $          47,965
Issuance of common stock for
    services at $0.025 per share            10,000       10          240             0                   0
Net loss during the period                       0        0            0       (12,287)                  0
                                        ----------  -------  -----------  -------------  -----------------
Balance at March 31, 2000               11,626,200  $11,626  $   229,554     ($205,252)  $          35,928
                                        ==========  =======  ===========  =============  =================

   The accompanying notes are an integral part of theses financial statements.

                               ECKLAN CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And for the three months ended March 31, 2000

                                                                                  From inception on
                                                                                    March 25,1998
                                                                                       through
                                                         March 31,    March 31,       March 31,
                                                            2000         1999                 2000
                                                      -----------  -----------  -------------------
Operating Activities
Net Income (Loss)                                       ($12,287)    ($12,644)           ($192,965)
Items not effecting cash (amortization)                        0            0                6,930
Items not effecting cash (organization costs)                  0        5,862                    0
                                                      -----------  -----------  -------------------
Net Cash from Operations                                 (12,287)      (6,782)            (182,253)
Cash Increase (Decrease)                                 (12,287)      (6,782)            (182,253)
Cash infused from sale/issuance of common stock              250        3,000              234,000
Cash (decrease) from creation of account receivable            0       (6,000)             (46,000)
Cash increase from creation of account payable            12,037        3,782                3,782
                                                      -----------  -----------  -------------------
Net increase (decrease) in cash                                0       (6,000)               5,747
Beginning Cash                                             5,747       11,747                    0
Cash as of Statement Date                             $    5,747   $    5,747   $            5,747
                                                      ===========  ===========  ===================

   The accompanying notes are an integral part of theses financial statements.

                               ECKLAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31, 1999
                and for the periods ended March 31, 1999 and 2000


1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     Ecklan Corporation (the "Company") was incorporated on March 25, 1998 in the State of Texas with the intent of establishing a computer data base for sellers of small private businesses. The primary strategy will be to solicit, through all means at its disposal, computer listings from sellers of private businesses and then to expose this data base to as large a group of potential business buyers as possible. The Company is authorized to issue 50,000,000 Common Shares each with a par value of $0.001. The Board of Director and Shareholders of the Company have authorized the issuance of a minimum of 4,500,000, and a maximum of 5,000,000 of its Common Shares in a Regulation D, 504 offering. As of the date of these statements 4,682,200 shares have been sold pursuant to that offering.

2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The Company's proposed fiscal year end for accounting and tax purposes is December 31.

(c)     ORGANIZATION  COSTS

     The Company incurred $6,990 of organization costs in 1998. These costs, which were paid by shareholders of the Company and which were exchanged for 6,990,000 shares of common stock having a par value of $6,990, were amortized on a 60 month straight line method during 1998. The remaining organization costs in the amount of $5,867 were expensed in 1999 due to a change in accounting principals which became effective on January 1, 1999. The organization costs are detailed as follows:

Legal  services  in  connection  with  preparation
and  filing  state  and  federal  documents  for
incorporation  and  for  and  for  its  Regulation
504  stock  offering,                      $     5,571
Preparation  of  financial  statements,          1,200
State  filing  fees,                               219.
                                           ------------
Total                                      $     6,990.


 (d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whatever cash amounts included on the Company's Statements of Cash Flow, however, will be comprised exclusively of cash.

                              Ecklan  Corporation
                       Notes  to  Financial  Statements
             for  the  fiscal  year  ended  December  31,  1999
          and  for  the  periods  ended  March  31,  1999  and  2000
                                  continued

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

    The Company's offices and all of its records are located at 24843 Del Prado Suite 318 Dana Point, California 92629.

(b)     EXECUTIVE  COMPENSATION:

     Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In March and June 1998, 6,990,000 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $6,990. $5,863 of those organizational costs were expensed in 1999. In July 1998, 4,626,200 shares of Common Stock, were issued in exchange for $233,940 in cash. In March 2000, 10,000 shares of Common Stock, were issued in exchange for services rendered which management valued at $250.