Form 10QSB
period 2000-06-30
ECKLAN CORP
filed 2000-08-02
CIK 1069680

--------------------------------------------------------------------------------
                                  PETE CHANDLER
                                    PRESIDENT
                         Pacific Coast Highway, Suite 303
                              Capistrano Beach, CA

            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                              fax  (949)  248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 11,626,200.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                         FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. We have no current business. Our business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We are beginning our search in the second half of 2000, and may or may not find a target within the next twelve months. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, may be advanced by its management and principal shareholder, if required. No significant cash or funds are required for Management to evaluate possible transactions. No such activity is expected for at least the next three months. We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We will eventually concentrate on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

     In the event, contrary to the expectation of management, that no combination is made within the next twelve to eighteen months, we may be forced to effect some advances from our Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal Shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of Independent Audit cannot be deferred or compensated in stock or notes, or otherwise, than direct payment of invoices in cash.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so.
It is in the compelling interest of this Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when our intended application for submission be effective.

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

 (C) REVERSE ACQUISITION CANDIDATE. This Company is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of this Company at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire a business and assets for stock in an amount that would effectively transfer control of this company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this company would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside our circle of affiliates. Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the business and assets to be acquired, and not upon our present or future condition as without revenues or assets.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                    EXHIBITS

    Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  30,  2000

                               Ecklan Corporation

                      by
/s/Pete Chandler               /s/Pam Alexander
   Pete  Chandler                 Pam  Alexander
 President/Director            Secretary/Director

--------------------------------------------------------------------------------
                               EXHIBIT 00-QF2 JUNE

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                               ECKLAN CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                   And for the six months ended June 30, 2000

                                                           June 30,    December 31,
                                                            2000            1999
-----------------------------------------------------------------------------------
      ASSETS

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   3,734   $       5,747
                                                      ----------------------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .      3,734           5,747
                                                      ----------------------------
OTHER ASSETS
Note and account receivable . . . . . . . . . . . . .     46,000          46,000
Organizational Costs
                                                      ----------------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .     46,000          46,000
                                                      ----------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $  49,734   $      51,747
                                                      ============================

    LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $  28,530   $       3,782
                                                      ----------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .     28,530           3,782
                                                      ============================
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 11,616,200 shares
   and 11,626,200 shares respectively . . . . . . . .     11,626          11,616
Additional paid-in capital. . . . . . . . . . . . . .    229,554         229,314
Accumulated equity (deficit). . . . . . . . . . . . .   (219,976)       (192,965)
Subscription Receivable
Total Stockholders' Equity. . . . . . . . . . . . . .     21,204          47,965
                                                      ============================
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $  49,734   $      51,747
                                                      ============================

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended June 30, 2000 and 1999

                                                                                                From
                                                                                             Inception on
                               From April      From April    From January    From January    March 25,1998
                               1, 2000 to     1, 1999 to      1, 2000 to      1, 1999 to        through
                                June 30,        June 30,        June 30,        June 30,        June 30,
                                  2000           1999            2000            1999             2000
------------------------------------------------------------------------------------------------------------
  Revenues. . . . . . . . . .  $           0   $         0   $           0   $           0   $            0
                               -------------   -----------   -------------   -------------   ---------------
  Amortization. . . . . . . .              0             0               0               0            1,068
  Consulting Fees . . . . . .              0             0               0               0           17,200
  Corporate Synergy Profile .              0             0               0               0           17,070
  General and Administrative.         13,694         1,684          25,981           6,782           38,496
  Legal Fees. . . . . . . . .              0             0               0               0           90,500
  Organizational costs. . . .              0             0               0           5,862            5,862
  Professional Fees . . . . .          1,030             0           1,030               0            6,930
  Travel. . . . . . . . . . .              0             0               0               0           42,850
                               -------------   -----------   -------------   -------------   ---------------
  Net Loss from Operations. .         14,724         1,684          27,011          12,644          219,976
                               -------------   -----------   -------------   -------------   ---------------
  Net Income (Loss) . . . . .       ($14,724)      ($1,684)       ($27,011)       ($12,644)       ($219,976)
                               -------------   -----------   -------------   -------------   ---------------
  Loss per Share. . . . . . .      ($0.00127)    ($0.00014)      ($0.00233)      ($0.00109)       ($0.02116)
                               -------------   -----------   -------------   -------------   ---------------
  Weighted Average
      Shares Outstanding. . .     11,617,311    11,616,200      11,617,311      11,616,200       10,397,042
                               =============   ===========   =============   =============   ===============

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                   And for the six months ended June 30, 2000

                                                                                     From inception on
                                                                                        March 25,1998
                                                                                           through
                                                                          June 30,          June 30,
                                                                      2000        1999        2000
----------------------------------------------------------------------------------------------------
  Operating Activities
  Net Income (Loss). . . . . . . . . . . . . . . . . .            ($27,011)   ($12,644)   ($219,976)
                                                       ---------------------------------------------
  Items not effecting cash (organization costs). . . .                   0       5,862        6,930
  Cash increase from creation of account payable . . .              24,748       3,782       28,530
  Net Cash from Operations . . . . . . . . . . . . . .              (2,263)     (3,000)    (184,516)
  Cash Increase (Decrease) . . . . . . . . . . . . . .              (2,263)     (3,000)    (184,516)
  Cash infused from sale/issuance of common stock. . .                 250       3,000      234,250
  Cash (decrease) from creation of account receivable.                   0      (6,000)     (46,000)
                                                       ---------------------------------------------
  Net increase (decrease) in cash. . . . . . . . . . .              (2,013)     (6,000)       3,734
                                                       ---------------------------------------------
  Beginning Cash . . . . . . . . . . . . . . . . . . .               5,747      11,747            0
                                                       ---------------------------------------------
  Cash as of Statement Date. . . . . . . . . . . . . .  $            3,734   $   5,747   $    3,734
                                                       =============================================

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                  On March 25, 1998, through December 31, 1998
                      For the year ended December 31, 1999
                   And for the six months ended June 30, 2000

                                                                 Additional      Accumulated      Total Stock-
                                        Common       Par           Paid-In          Equity       holders' Equity
                                        Stock       Value         Capital          (Deficit)        (Deficit)
Common Stock issued at inception
    for organizational expenses. . . .   6,990,000  $      6,990  $           0  $        0   $           6,990
Sale of common stock for cash
    and receivables at $0.05 per share   4,626,200         4,626        229,314           0                   0
Net loss during the period . . . . . .           0             0              0    (180,321)                  0
Balance at December 31, 1998 . . . . .  11,616,200  $     11,616  $     229,314   ($180,321)  $          60,609
                                        ----------  ------------  -------------  -----------  -----------------
Net loss for the year ended
    December 31, 1999. . . . . . . . .           0             0              0     (12,644)                  0
Balance at December 15, 1999 . . . . .  11,616,200        11,616        229,314    (192,965)             47,965
                                        ----------  ------------  -------------  -----------  -----------------
Issuance of common stock for
    services at $0.025 per share . . .      10,000            10            240           0                   0
Net loss during the period . . . . . .           0             0              0     (27,011)                  0
                                        ----------  ------------  -------------  ----------   -----------------
Balance at June 30, 2000 . . . . . . .  11,626,200  $     11,626  $     229,554   ($219,976)  $          21,204

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31, 1999
                and for the periods ended June 30, 1999 and 2000


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

Legal services in connection with preparation and filing state and federal documents for incorporation and for and for its Regulation

504  stock  offering,                      $     5,571
Preparation  of  financial  statements,          1,200
State  filing  fees,                               219
                                           ------------
Total                                      $     6,990

 (d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whatever cash amounts included on the Company's Statements of Cash Flow, however, will be comprised exclusively of cash.

                               Ecklan Corporation
                          Notes to Financial Statements
                   for the fiscal year ended December 31, 1999
                and for the periods ended June 30, 1999 and 2000
                                    continued

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The Company's offices and all of its records are located at 24843 Del Prado, Suite 318 Dana Point, California 92629.

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