Form 10QSB
period 2000-09-30
ECKLAN CORP
filed 2000-11-13
CIK 1069680

--------------------------------------------------------------------------------
                                  Pete Chandler
                                    PRESIDENT
                               Ecklan Corporation
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

Registrant's  telephone  number,  including  area  code:         (949)  248-1765

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 11,626,200.

                          PART I: FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS.

    Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. We have no current business. Our business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We began our search in the second half of 2000, and may or may not find a target within the next twelve months. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, may be advanced by its management and principal shareholder, if required. No significant cash or funds are required for Management to evaluate possible transactions. No such activity is expected for at least the next three months. We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We will eventually concentrate on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

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


Balance Sheet . .   9/30/00   12/31/99
--------------------------------------
Cash. . . . . . .  $  3,734  $   5,747
Receivables . . .    48,000     46,000
Total Assets. . .    51,734     51,747
Accounts Payable.    37,762      3,782
Other . . . . . .         0          0
======================================
Total Liabilities    37,762      3,782


                                                                                          Inception
                                                                                          March 25,
                                                                                            1998
                                                                                             To
 Operations.                               July 1 to Sept 30        Jan 1 to Sept 30      Sept 30,
                                          2000           1999       2000       1999         2000
-----------------------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $                0   $          0   $      0   $      0   $       0
 Total Revenues. . . . . .                   0              0          0          0           0
Amortization . . . . . . .                   0              0          0          0       1,068
Consulting Fees. . . . . .                   0              0          0          0      17,200
Corporate Synergy Profile.                   0              0          0          0      17,070
General & Administrative .              10,157          1,684     32,858      6,782      45,373
Legal Fees . . . . . . . .                   0              0          0          0      90,500
Organizational Costs . . .                   0              0          0      5,862       5,862
Professional Fees. . . . .                 105              0      1,135          0       7,035
Travel . . . . . . . . . .                   0              0          0          0      42,850
 Total Expenses. . . . . .              10,262          1,684     33,993     12,644     226,958
Net (Loss) . . . . . . . .             (10,262)        (1,684)   (33,993)   (12,644)   (226,958)

 (C) REVERSE ACQUISITION CANDIDATE. This Company is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of this Company at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire a business and assets for stock in an amount that would effectively transfer control of this company to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this company would arise only when a targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside our circle of affiliates. Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the business and assets to be acquired, and not upon our present or future condition as without revenues or assets.


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

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                    EXHIBITS

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  October  17,  2000

     Ecklan  Corporation

            by



/s/Pete  Chandler          /s/Pam  Alexander
   Pete  Chandler             Pam  Alexander
   president/director         secretary/director

--------------------------------------------------------------------------------
                            EXHIBIT 00-QF3 SEPTEMBER

                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                               Ecklan Corporation
                                 Balance Sheets
                   For the fiscal year ended December 31, 1999
                And for the nine months ended September 30, 2000

                                                          September 30,    December 31,
                                                              2000             1999
                                                          (Unaudited)
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        3,734   $       5,747
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .           3,734           5,747
--------------------------------------------------------------------------------------
OTHER ASSETS
Note and account receivable . . . . . . . . . . . . .          48,000          46,000
--------------------------------------------------------------------------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .          48,000          46,000
--------------------------------------------------------------------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $       51,734   $      51,747
======================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $       37,762   $       3,782
--------------------------------------------------------------------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .          37,762           3,782
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 11,616,200 shares
   and 11,626,200 shares respectively . . . . . . . .          11,626          11,616
Additional paid-in capital. . . . . . . . . . . . . .         229,554         229,314
Accumulated equity (deficit). . . . . . . . . . . . .        (226,958)       (192,965)
Subscription Receivable . . . . . . . . . . . . . . .            (250)              0
--------------------------------------------------------------------------------------
Total Stockholders' Equity. . . . . . . . . . . . . .          13,972          47,965
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $       51,734   $      51,747
======================================================================================

   The accompanying notes are an integral part of these financial statements.

                               Ecklan Corporation
                            Statements of Operations
                   For the fiscal year ended December 31, 1999
              And for the periods ended September 30, 2000 and 1999

                                                                                                         From
                                                                                                     Inception on
                                   From July        From July       From January    From January     March 25,1998
                                  1, 2000 to.       1, 1999 to       1, 2000 to       1, 1999 to        through
                                 September 30,     September 30,    September 30,    September 30,    September 30,
                                     2000             1999             2000             1999             2000
----------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $            0   $            0   $            0   $            0   $            0
----------------------------------------------------------------------------------------------------------------
Amortization. . . . . . . .               0                0                0                0            1,068
Consulting Fees . . . . . .               0                0                0                0           17,200
Corporate Synergy Profile .               0                0                0                0           17,070
General and Administrative.          10,157            1,684           32,858            6,782           45,373
Legal Fees. . . . . . . . .               0                0                0                0           90,500
Organizational costs. . . .               0                0                0            5,862            5,862
Professional Fees . . . . .             105                0            1,135                0            7,035
Travel. . . . . . . . . . .               0                0                0                0           42,850
----------------------------------------------------------------------------------------------------------------
Net Loss from Operations. .          10,262            1,684           33,993           12,644          226,958
Net Income (Loss) . . . . .        ($10,262)         ($1,684)        ($33,993)        ($12,644)       ($226,958)
================================================================================================================
Loss per Share. . . . . . .       ($0.00088)       ($0.00014)       ($0.00292)       ($0.00109)       ($0.02183)
================================================================================================================
Weighted Average
    Shares Outstanding. . .      11,626,200       11,616,200       11,626,200       11,616,200       10,397,042
================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               Ecklan Corporation
                       Statements of Cash Flow (Unaudited)
                   For the fiscal year ended December 31, 1999
              And for the periods ended September 30, 2000 and 1999

                                                                                         From inception on
                                                                                            March 25,1998
                                                                                               through
                                                                        September 30,        September 30,
                                                                    2000             1999         2000
-------------------------------------------------------------------------------------------------------

Operating Activities

Net Income (Loss). . . . . . . . . . . . . . . . . .            ($33,993)        ($12,644)   ($226,958)
Items not effecting cash (organization costs). . . .                   0            5,862        6,930
Cash (decrease) from creation of account receivable.              (2,000)          (6,000)     (46,000)
Cash increase from creation of account payable . . .              33,980            3,782       35,762
-------------------------------------------------------------------------------------------------------
Net Cash from Operations . . . . . . . . . . . . . .              (2,013)          (9,000)    (230,266)
Cash Increase (Decrease) . . . . . . . . . . . . . .              (2,013)          (9,000)    (230,266)
Cash infused from sale/issuance of common stock. . .                   0            3,000      234,000
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash. . . . . . . . . . .              (2,013)          (6,000)       3,734

Beginning Cash . . . . . . . . . . . . . . . . . . .               5,747           11,747            0

Cash as of Statement Date. . . . . . . . . . . . . .  $            3,734   $        5,747   $    3,734
=======================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31, 1999
              and for the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

Ecklan Corporation ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.