Form 10KSB
period 2000-12-31
MINDSET INTERACTIVE CORP
filed 2001-04-09
CIK 1069680

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           for the year ended 12/31/00

                         Commission File Number: 0-28723

                            MINDSET INTERACTIVE CORP.
                           formerly Ecklan Corporation

Nevada                                                                91-1906973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point  CA                           92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-8933

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered pursuant to Section 12(g) of the Act:     Common Stock at
$0.001  par  value

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)
As  of  12/31/00
     the aggregate market value of shares held by non-affiliates was approximately $7,218,627 based upon the closing price of $1.562 per share at December 29, 2000.

     the number of shares outstanding of the Registrant's Common Stock was 11,626,200

                        Exhibit Index is found on page 20

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Recent  Event:  Forward  Split                                      4

      (c)  Our  Business                                                       4
      (d)  General  Items  about  Ecklan  for the period of this Report        7

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Reverse  Acquisitions                                               8
      (e)  Sales  of  Unregistered  Common  Stock  2000                        9

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        9
      (a)  Plan  of  Operation                                                 9
      (b)  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
           Operations                                                         10
      (c)  Future  Prospects                                                  11
      (d)  Reverse  Acquisition  Candidate                                    11
      (e)  Financial  Information  about  Mindset                             11

Item  7.  Financial  Statements                                               13

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          14

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            14

Item  10.  Executive  Compensation                                            16

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management
                                                                             17

Item  12.  Certain  Relationships  and  Related  Transactions                19

Item  13.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K
                                                                             20
      (a)  Financial  Statements                                             20
      (b)  Form  8-K  Reports                                                20
      (c)  Exhibits                                                          20

                                  INTRODUCTION

     This Annual Report contains reports of material events occurring after the close of our current fiscal year, including a major acquisition by us of Mindset Interactive, Inc. and including financial information concerning that acquisition.

     FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of section 27a of the Securities Act of 1933, as amended and section 21e of the Securities Exchange Act of 1934, as amended, which forward-looking statements can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend", "anticipate," "estimate" or "continue" or the negative thereof or other variations or comparable plain English terminology. Forward looking statements are projections and not reports of known facts. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We intend to identify important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, whenever possible. For example, the volume or discounted present value of its assets, its ability to service its indebtedness, its strategic plans including its ability to identify and acquire a development stage company and other matters, are forward-looking statements.


                                     PART I

Item 1. Description of Business. (A) HISTORICAL INFORMATION. Our Corporation, Mindset Interactive Corp., formerly Ecklan Corporation, was duly incorporated in Texas on March 25, 1998, with the intention of initiating a computer data base for sellers of small private businesses. The primary strategy was to solicit, through all means at its disposal, computer listings from sellers of private businesses and then to expose this data base to as large a group of potential buyers as possible. Management proposed its intention to disseminate its data base of listings of businesses and the important features of its industry. It would also include income, expense and profit figures which are representative, through computer networks, direct mail and personal contact, principally to independent business brokers and lists of opportunity seekers. 6,924,800 shares were issued to six Organizers, on March 25, 1998. These were new investment shares, issued pursuant to Sec. 4(2) of the Securities Act of 1933, and were, when issued, Restricted Securities, as defined in Rule 144(a). On that date, the Registrant authorized a limited offering of 5,000,000 shares at $0.05. The offering closed June 25, 1998, 4,680,000 shares having been placed, to 22 sophisticated investors, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued. On July 8, 1998 we issued 5,200 shares to 26 sophisticated investors, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued. On February 11, 1999, 6,200 issued to a single unrelated sophisticated corporate investor, Vegas Publications, Inc, pursuant to Regulation D, Rule 504, as then promulgated by the Securities and Exchange
Commission pursuant to its authority under Sec. 3(b) of the Securities Act of 1933. Shares issued pursuant to this Rule were not Restricted Securities as defined by Rule 144(a) when issued. On February 1, 2000, we issued 10,000 shares pursuant to Sec 4(2), 5,000 to each of our two officers. The resulting total issued and outstanding, as of December 31, 2000, was 11,626,200 shares.

 (B) RECENT EVENT: FORWARD SPLIT. As a recent subsequent event, after the close of our current fiscal year, we effected a 1 to 1.9 forward split of our common stock, by which our 11,626,200 (pre-split) shares became 22,089,780 (post-split). The Record Date for Entitlement and Distribution Date was January 26, 2001. Unless otherwise indicated, pre-split numbers in effect December 31, 2000 are used throughout.

 (C) OUR BUSINESS. We were a Texas Corporation (now moved to Nevada) that has been engaged in the business of seeking one or more profitable business combinations or acquisitions to secure profitability for shareholders. The company has no other current business operations. We are a public company whose securities trade on the Over the Counter Bulletin Board: symbol changed from (OTCBB: ECKN to MSIA).

      (1) RECENT ACQUISITION ACTIVITY. On February 1, 2001, our shareholders approved in principle an acquisition of Mindset Interactive, Inc. ("Mindset"). The acquisition has closed and is deemed effective at the close of business, March 31, 2001. The elements of the corporate reorganization attendant upon the acquisition are substantially as follows:

           (I) OUR TEXAS CORPORATION MOVES TO NEVADA. Our Ecklan Corporation changed the place of its incorporation from Texas to Nevada, by merger with and into a newly created Nevada corporation (created for this purpose), Mindset Interactive Corp. (Exhibit 3.4), without change of management, business or equity, effective on or about February 21, 2001.

           (II) ACQUISITION OF SUBSIDIARY. Mindset Interactive Inc. was acquired by Mindset Interactive Corp., effective at the close of business on or about March 31, 2001, as a wholly-owned subsidiary, for the issuance of new investment shares of common stock: 3,684,21.05 shares in pre-split numbers, and 7,000,000 shares in post-split numbers. Please recall the 1 to 1.9 forward split occurred January 26, 2001, after the close of our current fiscal year. Please also recall that the report of this acquisition involves recent subsequent events to year 2000. There were 14,785,000 share of Mindset Interactive Inc. issued and outstanding or issuable, and converted for exchange, Mindset Interactive Corp. at the ratio of 2.11214 Mindset Interactive Inc. to one Mindset Interactive Corp. for a total (post-split) of 7,000,145 shares, after adjustment for fractional shares.

           (III) NEW DIRECTORS. Mike Sullivan, Scott Walker and Vinay Jatwani were elected to join as our board of directors effective April 1, 2001, and serve until our next annual meeting.

           (IV) INCORPORATION BY REFERENCE. A complete description of the transaction, together with the Plan of Reorganization dated February 7, 2001, is found in our recent filing pursuant to section 14C of the 1934 Securities Exchange Act, on Form 14C.

           (V) NEW AUDITORS: PROSPECTIVE. Effective April 1, 2001, we will have new auditors for the year 2001. The auditors of the acquired subsidiary will become the auditors for our parent corporation as well. Please see Item 8.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure for more information. Please recall that this is a prospective change arising from events after the close of the current fiscal year, and does not affect our reports for the fiscal year ended December 31, 2000.

      (2) ABOUT MINDSET. Mindset Interactive, Inc. is a privately-held, corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada, incorporated on June 21, 2000. Mindset is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required, except where the lack of such qualification would not have a material adverse effect on the financial condition of Mindset taken as a whole. Mindset shareholders are the three founders, Mike Sullivan, Vinay Jatwani, and Scott Walker, ten employees, six Advisory Board members and four others.

     Mindset realized a great need for fortune 5000 companies to be able to benefit from a cost effective tool that offers tangible results. Corporations are spending millions of dollars on websites with no true understanding of their consumer base and the most advanced technology does not cater to the day-to-day consumer. There was a void in the marketplace of useful cost effective tool(s) that the novice PC user could benefit from. Mindset set out to assist these corporations through solutions. "To provide complete, measurable, marketing solutions to our clients, by incorporating sensible and cost effective technologies."

     Mindset is engaged in the business of bonding consumers with businesses, as well as business with business (B2B) through innovative marketing tools that brand, differentiate and innovate. The Mindset Interactive vision is to create a personalized interactive experience for PC, Internet, and wireless users. Through products such as MindTools they have created an efficient, dynamic marketing channel that enables companies to build brand awareness, promote their products, and stay in touch with their customers. Mindset fulfills this niche with the development of both software applications as well as sophisticated database, which allows them to offer clients "Return on Investment" measuring capabilities.

     MINDSET PRODUCTS. Mindset Interactive is a full service interactive agency with the ability to deliver results based solutions for our clients. Some of our existing products and services include: Email delivery, banner impressions, newsletters, as well as customizable software solutions. New services on the horizon include, promotions, contests, custom planners, and more.

MindSaver B A custom branded screen saver that features a Fastlinks Bar to scroll custom advertising, information and other data. The Fastlinks Bar also contains a rotating banner and six programmable buttons that link to selected web sites.

MindPlanner B A personal organizer that syncs with Outlook and Palm Pilot that keeps track of a users schedule, contacts and other personal information. Totally branded by client or property with custom images and information to build brand and marketing reach. Easy to link to client and partner web sites.

MindTrivia B A 1-4 player game that features many categories with a branded platform and custom images. Each category features hundreds of questions and can include a category designed totally about the client and/or their products.

MindTest B A one player program that tests a users knowledge about a certain subject. This could include sales knowledge, school courses and other subjects. Final scores and ratings are displayed at the end of each test.

PromoBar B A small pop-up bar that sits on your desktop B it features scrolling text message and six easy links to a client and their partners web sites.

     THE MARKET. According to a study released January 2001 by Forrester Research, the digital advertising and promotion market is expected to reach $63 billion in the United States alone by 2005. Internet marketing continues to achieve substantial growth, generating a per annum increase of over 100 percent from 1997 to 2000. Though growth has somewhat stabilized, the projected annual growth between years 2000 and 2007 is expected to be at least 25 percent per year. There has been an adaptation phase, and a learning curve, towards online marketing. The effects of the traditional media economy and the high tech industry correction have also had a significant impact on the industry. 1999 was the first year major corporations shifted significant marketing dollars from traditional initiatives to online advertising and promotion strategies and by 2005, are expected to account for 84 percent of the digital marketing industry. Due to the nature of this emerging marketplace, Mindset Interactive plans to benefit from their suite of Mindtools software applications distributed via CD Rom.

     SALES STRATEGIES. The Mindset sales strategy consists of initially working closely with a targeted group of independent sales representatives to present the MindTools products and services to specific channels. In doing this Mindset will minimize our initial expense of creating a sales infrastructure and will also be able to be nationwide during the course of the 2001 calendar year. In addition to the independent sales channel Mindset will also work with selected VARS as well as Agencies who feel that the proprietary software technology that Mindset has created can be of benefit to their respective clients. Mindset has also identified specific vertical markets. In doing so the company has targeted certain trade shows to attend in order to promote the Mindset services and products.

     THE MARKETPLACE. 2001 has brought with it some major changes to the on-line advertising marketplace. The explosion of the Dot com bubble has changed the landscape and there are no longer "easy" deals out there. 1 to 2 years ago dot coms were flush with millions of dollars of venture capital and looking to spend, spend, spend. Now advertisers are looking at results for campaigns and if companies cannot deliver the results the advertisers will simply go away. There is no guarantee that Mindset Interactive will be able to continue to produce results comparable to what is currently being delivered.

     TRENDS IN THE MARKET. Over the next few years we see a continuation of the trend of advertisers to look for results based deals. The Internet is a very effective way to reach millions of consumers but if it is not done efficiently advertisers can waste millions of dollars. With this in mind management has developed several products and services that we hope will help advertisers to produce results.

     CHANGES IN COMPETITIVE CONDITIONS On a weekly basis there are stories of layoffs and closings not only of dot com sites but also on-line agencies as well. Some of the largest players in the market space are: Doubleclick, 24/7, and L90. As the market changes from a predominately CPM (cost per impression) based ad model to a predominately CPA (cost per acquisition) based model there will be still more changes. New companies will emerge, older companies will change models, some will die.

     LOSS OR BUSINESS DIFFICULTIES OF MAJOR CUSTOMERS. A large percentage of Mindset Interactive revenues have come from two customers. Lifeminders.com and e centives.com. There is a very real possibility that one or both of these companies could change models, run into financial difficulties, or many other factors that could disrupt the growth of Mindset Interactive revenues.

             The Remainder of this Page is Intentionally left Blank

 (D)  GENERAL  ITEMS  ABOUT  ECKLAN  FOR  THE  PERIOD  OF  THIS  REPORT.

      (1) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable.

      (2)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  Applicable.

      (3) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (4) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable.

      (5) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable.

      (6) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. We have not engaged in research and development.

      (7)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.  Not
Applicable.

      (8) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. None. We have two Officers not classified as employees. Mindset will add three Directors and approximately ten employees.

      (9) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. Neither we nor Mindset have encountered any year 2000/2001 compliance issues.

(E) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F)  PLANNED  ACQUISITIONS.  None

Item  2.  Description  of  Property.     We  have  no  property  and  enjoy  the
non-exclusive use of offices and telephone of our officers, and principal consultant.

Item  3.  Legal  Proceedings.     There  are  no  legal  proceedings  pending,
threatened or suspected against or involving Ecklan. There are currently no lawsuits against Mindset Interactive, Corp.; however with certain advertisers slow to pay, there is the risk of "collection" lawsuits from certain publishers.

Item  4.  Submission  of  Matters to a Vote of Security Holders.     None during
year  2000.  Please  recall  Item  1(b)(1).

                                     PART II


     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  STOCKHOLDER  MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Registrant is not quoted Over the Counter on the Bulletin Board ("OTCBB") or on the Pink Sheets. There was no market activity before December 1998, nor at any time.

period .  high bid  low bid  volume
--------  --------  -------  ------
1st 1999         -        -       -
2nd 1999         -        -       -
3rd 1999         -        -       -
4th 1999         -        -       -
1st 2000         -        -       -
2nd 2000         -        -       -
3rd 2000         -        -       -
4th 2000         2      3/4   4.5 M




     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source is bigcharts.com

 (B)  HOLDERS.  There  are  presently  86  shareholders  of  our  common  stock.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) REVERSE ACQUISITIONS. The transaction with Mindset was a reverse acquisition of a target business or company with a change of control, and the designation of new management. Our financial statements would become largely unreflective of our true condition after such an acquisition. The new CUSIP shall be 602681 108. The new symbol is MSIA (effective March 28, 2001).

 (E) SALES OF UNREGISTERED COMMON STOCK 2000. On February 1, 2000, we issued 10,000 shares, 5,000 each to our two officers, at par value, pursuant to section 4(2) of the 1933 Securities Act.


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A) PLAN OF OPERATION. We have had no current business recently. Our business plan has been to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have reported such an acquisition in Item 1 of Part I. Our plan of operation for the next twelve months will be to pursue the Mindset business plan described therein

     This Management Discussion and Analysis is intended to provide a material historical and prospective textual disclosure enabling investors and other users to assess the financial condition and results of operations of the issuer, with particular emphasis on the issuer's prospects for the future. The MD&A is intended to allow the reader to judge the quality of earnings and the likelihood that past performance is indicative of future performance by giving him or her an opportunity to look at the issuer through the eyes of management. For that reason the discussion must focus on our acquired business.

     In the Internet world of 2001 certain products can become obsolete in the space of months rather than years. We have been around to see several "killer" technologies fail and/or become obsolete before they ever catch on. There is a very real possibility that certain of our products and services will show declining demand or become obsolete while they are in production or even R&D. The management of Mindset Interactive is committed to staying on top of the latest in technology and also staying in touch of the existing demand for new things.

     RESEARCH AND DEVELOPMENT CONTINUING. The current and new products will continue to be updated, for example to remain in synchronization with other digital devices, and new devices having online updating capabilities. We will refine and adjust our products as dictated by the marketplace, the clients and the users of our software. We will be developing technology to work with hand held devices (including cell phones) and working with smart card readers and other emerging technology. We will continue to build on our data base and reporting capabilities and services while increasing the reports and information back to it's clients.

     OUTLOOK FOR COMING YEAR. Corporate budgets to advertise online and to promote their online products and services are in the billions. US shoppers spent $28 billion online in 2000. This was a 62% increase from 1999's $17.3 billion. We will release 3-5 products that can be customized for a client with the ability to capture registration information, push advertising messages and build brand awareness and marketing. We will begin to build our sales presence across the US with strategically placed independent representatives and sales organizations trained by the company. Our software division is on schedule to introduce these new products which we believe will be accepted by the business to business community. Our on-line advertising should continue to grow based on our cost per results model. We are planning on adding a network of independent representatives nationwide during Quarters 3 and 4. We also are looking to add a UK and Asia representative to begin to expand the Mindset product line internationally.

     EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. The Mindset acquisition will add several employees.

     CAPITAL REQUIREMENTS FOR THE NEXT TWELVE MONTHS. We will require approximately $2.5 million to proceed with the implementation of our business plan (of Mindset) during the next approximately twelve months. We expect to raise this capital through a private offering to accredited and sophisticated investors.

     CAUTIONARY STATEMENT: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The acquisition of Mindset is a recent event, occurring after the close of our current fiscal year. The following discussion concerns our current financial statements, condition and results of operations, as of December 31, 2000. We were incorporated on March 25, 1998 and has had no operations to date. We have incurred only organizational and administrative expenses, without revenues, to date.

                                   For the Year      For the Year      Inception
                                      Ended             Ended          March 25,
                                    December          December           1998
                                       31                31               To
                                      2000              1999           December
                                                                          31
                                                                         2000
-----------------------------------------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . . .  $           -       $            -     $           -
 Total Revenues . . . . . .              0                    0                 0
General and Administrative.        (44,277)             (12,644)         (237,242)
 Total Expenses . . . . . .        (44,277)             (12,644)         (237,242)
Net (Loss). . . . . . . . .        (44,277)             (12,644)         (237,242)
Net Loss per share. . . . .          (.003)                (.01)             (.02)
Weighted average shares . .     11,625,367           11,594,133        11,173,455
outstanding



     As a result, our condition is substantially unchanged, except for a significant increase in accounts payable.


                    Balance Sheet: . . . . .  December 31   December 31
                    Selected Information . .     2000          1999
            --------------------------------------------------------
                    Cash . . . . . . . . . .   $ 3,734      $ 5,747
                    Note Receivable (Note 4)    48,000       46,000
                    Current Assets . . . . .    51,734       51,747
                    Total Assets . . . . . .    51,734       51,747
                    Accounts Payable . . . .    47,546        3,782
                    Total Liabilities. . . .    47,546        3,782
                    Common Stock . . . . . .    11,626       11,616
                    Paid-in Capital. . . . .   229,804      229,314
                    Accumulated Deficit. . .  (237,242)    (192,965)
                    Total Equity . . . . . .     4,188       47,965
                    Total Liabilities and. .    51,734       51,747
                    Equity



     The financial statements have been prepared assuming we will continue as a going concern. We have had recurring operating loses and are dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 2 to Financial Statements.) It has been our plan to find an operating company with which to form a business combination. This Report discloses our acquisition of Mindset.

     Ecklan was a development stage company (for this reporting period) as defined in Financial Accounting Standards Board Statement 7. We are concentrating all of our efforts in raising capital and defining our business operations in order to generate significant revenues. (See Note 3 to Financial Statements.) The acquisition of Mindset does not itself provide needed capital. We will require approximately $2.5 million to proceed with the implementation of our business plan (of Mindset) during the next approximately twelve months. We expect to raise this capital through a private offering to accredited and sophisticated investors.

     We loaned Intrepid International $2,000 during year 2000. Intrepid is not a shareholder (as erroneously noted in Note 4 of Financial Statements), but it is a related party. For that reason the error is not deemed material. Please refer to Item 12, Relationships and Transactions. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 2000, and 1999, are $48,000 and $46,000, respectively. We also accrued fees and costs to Intrepid for services rendered. These fees are disclosed in more detail in Item 12, following.

 (C) FUTURE PROSPECTS. Effective March 31, 2001, at the close of business, we acquired Mindset Interactive, Inc. Please recall Item 1(b).

 (D) REVERSE ACQUISITION CANDIDATE. The transaction proposed with Mindset was a reverse acquisition of a target business or company with a change of control, and the designation of new management. Our financial statements would become largely unreflective of our true condition after such an acquisition. We are not a candidate for further reverse acquisition.

 (E) FINANCIAL INFORMATION ABOUT MINDSET. Provided herein is selected financial information about our acquired subsidiary, as of December 31, 2000.

                   (1) FINANCIAL CONDITION DECEMBER 31, 2000.

                     Balance Sheet: . . . . . .   December 31
                     Mindset Interactive, Inc..      2000
                    -----------------------------------------
                     Cash and Equivalents . . .      $ 13,388
                     Accounts Receivable (1). .       136,284
                     Other. . . . . . . . . . .        43,058
                    -----------------------------------------
                     Current Assets . . . . . .       192,730
                    -----------------------------------------
                     Property and Equipment (2)        31,738
                    -----------------------------------------
                     Other Assets . . . . . . .        31,738
                    -----------------------------------------
                     Total Assets . . . . . . .       224,468
                    =========================================
                     Accounts Payable . . . . .       354,395
                     Unearned Revenue . . . . .         8,620
                     Note Payable (3) . . . . .       528,625
                    -----------------------------------------
                     Total Current Liabilities.       891,640
                    -----------------------------------------
                     Due to Shareholders (4). .        25,000
                    -----------------------------------------
                     Total other Liabilities. .        25,000
                    -----------------------------------------
                     Total Liabilities. . . . .       916,640
                    =========================================
                     Common Stock . . . . . . .        14,770
                     Paid-in Capital. . . . . .       102,031
                     Unearned Compensation. . .        (4,596)
                     Accumulated Deficit. . . .      (804,377)
                    -----------------------------------------
                     Total Equity . . . . . . .      (692,172)
                    =========================================
                     Total Liabilities and. . .       224,468
                     Equity
                    =========================================




(1)  Net  of  allowance  for  doubtful  accounts  of  $100,000.

(2)  Net  of  accumulated  depreciation.

(3)  Note  1  to  Mindset  Financials:

    (2) RESULTS OF OPERATIONS. Mindset Interactive, Inc. from inception June
                      21, 2000 through December 31, 2000.

                   ------------------------------------------
                    Operating Revenues:. . . . .  $ 2,213,324
                   ------------------------------------------
                    Total Revenues. . . . . .       2,213,324
                   ------------------------------------------
                    Advertising/Marketing. . . .   (2,060,787)
                    Research and development . .     (236,700)
                    General & Administrative . .     (714,605)
                   ------------------------------------------
                    Total Operating Expenses.      (3,012,092)
                   ------------------------------------------
                    Operating Loss. . . . . . .      (798,768)
                   ------------------------------------------
                    Interest Income. . . . . . .        2,513
                    Interest Expense . . . . .       . (8,122)
                   ------------------------------------------
                    Total Other . . . . . . .          (5,609)
                   ------------------------------------------
                    Net (Loss) . . . . . . . . .     (804,377)
                   ==========================================




     COST OF SALES. The Mindset Interactive "cost of sales" are normally the cost of buying inventory from our publishers. As such in this market, as our advertisers pay less for inventory, we pass this on to the publishers we work with in the form of lower costs to them.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent auditiors also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000, be included and filed with the Securities and Exchange Commission.

AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2000, and 1999 are provided as Exhibit Fk-00. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been reproduced in the preceding Item 6.


AUDITED FINANCIAL STATEMENTS: at December 31, 2000, and from inception June 21, 2000 through December 31, 2000, of Mindset Interactive, Inc. have been provided to us and are included in this report as Exhibit FS-00. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. The Balance Sheet and Statement of Operations have been reproduced in the preceding Item 6.

     Our Audit Committee has not reviewed the Mindset statements in the same manner as we have reviewed our own.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our auditors, Chisholm & Associates have audited our financial statements from our inception through December 31, 2000, and have reviewed our unaudited quarterly reports. There has been no disagreement of any sort or kind between us and our auditors as to any item or matter during this period or at any time. No adverse opinion, disclaimer of opinion or opinions qualified or modified as to any uncertainty, audit scope or accounting has been rendered, issued or expressed, during the two preceding years or at any time. During the two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter in its reports. Effective at the close of business March 31, 2001, we have acquired a new operating subsidiary and elected a new board of directors. The new board of directors has determined to conclude and discharge our former auditors of further responsibility and to appoint the auditors of the acquired subsidiary to report prospectively upon our financial statements during year 2001. Henceforth, and effective April 1, 2001, our new auditors are Haskell & White LLP. Please refer to Exhibit 16.1 for confirmation by Mr. Chisholm.

                                    PART III


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

     Pam Alexander, Secretary/Treasurer since inception, has served in managerial and supervisory positions in the communications and computer industry for more than fifteen years. With Simple Technology, since 1996, she set up and organized a subsidiary company of wholesale computer components to distribute through the re-seller channel. Her administrative responsibilities included hiring of sales and support staff, specifying and purchasing of equipment, designing and creating a customer service department and a customer service program designed to assist customers achieve optimum performance from their products and programs. Her marketing responsibilities covered all phases of the process including the creation of lead generation programs, the establishment of end user educational seminars to reinforce product credibility and resolve networking problems. She is responsible for all customer service support and educating re-sellers at all levels about new and emerging technology.

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

     The following Directors and Officers, who have taken office effective April 1, 2001, are as follows:

     Mike Sullivan, CEO, 41, has been in the software and video game industry since 1984. Working as a Graphic Design/Art Director for Imagineering, Inc. he designed, created graphics and developed animation for Nintendo/Sega video games including The Simpsons, Star Trek, Home Alone, Barbie, Nascar, The NFL and Deer Hunter. In 1995, Mr. Sullivan served as Art Director for the interactive division of DMB&B (NYC). In 1997 he founded Blackhawk Graphics, Ltd. and developed The PC Planner personal organizer for clients including the New York Yankees, RIT College and Visual Horizons.

     Scott Walker, President, 38, began his business career in Chicago in 1985 as founder and President of World Travel, a $15 million wholesale travel agency specializing in Hawaii tours. At the age of 23 Mr. Walker became #11 in the YEO "Top 100" entrepreneurs. Other top achievers also included Michael Dell and Steven Jobs. From there Mr. Walker went on to start International Media
Services, Inc. IMS went from start up basis in 1990 and grew to become a multi-million dollar Advertising/Marketing firm. In November of 1995 Mr. Walker founded NetPage Communications, Inc. An Internet Service Provider based in Irvine, California, NetPage was sold to NetGuard Technologies in April of 1997 and Walker has served as President of Internet Technology Corp. since that time.

     Vinay Jatwani, Secretary, 29, was previously the General Manager and Vice President of Sales for the Battery Network, a division of the Batteries Corporation, where he was instrumental in restructuring the management team, and managed the company's sales force. Prior to this, Mr. Jatwani produced successful year after year sales results as Vice Pesident of Sales and Marketing for Altec Products, Inc., a national print and software distributor. Mr. Jatwani holds a A. degree in Economics and Political Science as well as a minor in Business Management from the University of California Irvine.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan of compensation is expected to be adopted or authorized at any time before an acquisition is effected. Present management is not expected to be the subject of such compensation then. Such future plan of compensation as may be adopted after acquisition would be expected to encompass new management and not present management. Present management has indicated previously that it will not be compensated by any finders fees or other indirect compensation for its services as management on behalf of shareholders.

     Pete Chandler and Pam Alexander were each awarded 5,000 new investment shares of our common stock at par value) during 2000.

     The actual cost of management and costs of doing business are better reflected in the billings of our principal consultant. Please see Item 12 following.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock. Please note: these are pre-split numbers, as used consistently herein.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. Please note: these are pre-split numbers, as used consistently herein.

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner.  Actual      Attributed
                                        Ownership             %  Ownership       %
----------------------------------------------------------------------------------
Pete Chandler (1) President. . . . . .       5,000         0.04  6,004,800   51.65
430 4th Street
Ogden UT 84404
----------------------------------------------------------------------------------
Pam Alexander (1) Secretary. . . . . .       5,000         0.04  6,004,800   51.65
85 Nightingale
Aliso Viejo CA 92656
----------------------------------------------------------------------------------
All Officers and Directors as a Group.      10,000         0.09  6,004,800   51.65
----------------------------------------------------------------------------------
J. Dan Sifford Jr. (1) . . . . . . . .   5,994,800        51.56  6,004,800   51.65
3131 South West Freeway, #42
Houston, TX  77098
----------------------------------------------------------------------------------
Charles J. Blomme. . . . . . . . . . .     600,000         5.16
Deborah A. Schlichting
7019 Kerry Road
Edina MN 55439
----------------------------------------------------------------------------------
Barbara Abramson . . . . . . . . . . .     600,000         5.16
Sherry Abramson
520 County Road 151
Florence AL 35633
----------------------------------------------------------------------------------
Guarantee & Trust Co. TTEE FBO . . . .     800,000         6.88
Donald J. Vogel-IRA
Acct. #830-93380-13
NationsBanc Montgomery Securities
600 Montgomery Street
San Francisco CA 91111-2777
----------------------------------------------------------------------------------
R & L Enterprise                           990,000         8.52
3727 Kingston Drive
Bismarck ND 58501
----------------------------------------------------------------------------------
Total Other 5% Owners. . . . . . . . .   8,984,800        77.28
----------------------------------------------------------------------------------
TOTAL ALL OWNERS OF 5% OR MORE . . . .   8,994,800        77.37
----------------------------------------------------------------------------------
Total Shares Issued and Outstanding. .  11,626,200       100.00
----------------------------------------------------------------------------------




(1) In the foregoing table, the share ownership of each of the listed shareholders are attributed to each other and to all of them. The reason for this attribution is that the Officers and Directors are nominees of the Principal Shareholder. Please see Item 7, Relationships and Transactions, for more disclosure.

(C) CHANGES IN CONTROL. On February 1, 2001, our shareholders approved in principle an acquisition of Mindset Interactive, Inc. ("Mindset"). The acquisition closed effective March 31, 2001. Pursuant to that certain Plan of

Reorganization and Acquisition (Exhibit 10.1), we would reincorporate and continue the existence of the corporation in the state of Nevada. We would acquire all of the issued and outstanding shares or stock of Mindset Interactive, Inc. ("mindset"), as a wholly owned subsidiary in exchange for the issuance of 7,000,000 (post-split) new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in that Plan. We would change our corporate name to Mindset Interactive, Inc., or a substantially similar name. Mike Sullivan, Scott Walker and Vinay Jatwani have been elected to join as our board of directors and serve until our next annual meeting. We have issued 7,000,145 (post-split) new shares, after adjustment for fractional shares, and substantially all of the previous affiliate control shares will be cancelled and returned to treasury.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     J. Dan Sifford is the Incorporator and Principal Shareholder of this Corporation. Our Officers and Directors are Mr. Sifford's nominees. Mr. Sifford is an affiliate of Intrepid International, our principal consultant. We loaned Intrepid International $2,000 during year 2000. Intrepid is not a shareholder (as erroneously noted in Note 4 of Financial Statements), but it is a related party. The note is non-interest bearing, unsecured, and due within on year. The balance of the note at December 31, 2000, and 1999, are $48,000 and $46,000, respectively. We also accrued fees and costs to Intrepid for services rendered. Fees were billed a time/hour rates. These billings and payments are now disclosed in detail:


date. . .  fees      costs      total          (paid)  balance
---------  --------  ---------  ---------  ----------  ---------
11-04-98.  4,545.50  10,712.00  15,257.50   20,537.00  -5,279.50
09-21-99.  7,656.25     425.00   8,081.25    5,000.00  -2,198.25
01-19-00.  7,586.25   4,436.28  12,022.53       3,000   6,824.28
04-18-00.  8,247.50   2,547.02  10,794.52              17,618.80
Interest.               169.74     169.74              17,788.54
06-27-00.  9,002.50   3,197.76  12,200.26              29,988.80
Interest.               510.51     510.51              30,499.31
10-04-00.  4,972.50   3,946.56   8,919.06              39,418.37
Interest.             1,342.57   1,342.57              40,760.94
12-31-00.  3,824.45   1,597.57   5,422.02              46,182.96
Interest.             1,362.81   1,362.81              47,545.77
================================================================
                                76,082.77




     Intrepid International is not a shareholder of this Registrant. Mr. Sifford is, however an officer and affiliate of Intrepid International, such that these are related-party transactions. The payments to Intrepid represent reimbursement for Intrepid's advances for Auditing the Registrant, and for legal and professional services incurred in connection with incorporation, filing fees, the Offering of May 25-August 25, 1998, and in connection with submission to the NQB Pink Sheets and OTCBB for quotation of our common stock.

     ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.


               Exhibit      Description of Exhibit     Page Number
--------------------------------------------------------------------------------
 3.1     Articles of Incorporation of Ecklan Corporation (Texas)              22
 3.2     By-Laws of Ecklan Corporation (Texas)                                25
 3.3     Articles of Incorporation of Mindset Interactive Corp. (Nevada)      36
 3.4     Articles of Merger: Texas to Nevada                                  38
--------------------------------------------------------------------------------
-     Plan  of Reorganization and Acquisition: incorporated by reference to Form
      14c                                                                     40
--------------------------------------------------------------------------------
 16.1     Letter of Former Auditor                                            43
--------------------------------------------------------------------------------
FK-00     Audited Financial Statements (Ecklan) for the years ended December 31,
          2000 and 1999                                                       45
--------------------------------------------------------------------------------
FS-00     Audited  Financial  Statements (Mindset) at December 31, 2000 and from
          inception June 21, through December 31, 2000.                       55
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                            MINDSET INTERACTIVE CORP.

Dated:  March  30,  2001

                                       By


 /s/Pete Chandler                               /s/Pam Alexander
    Pete Chandler                                  Pam Alexander
    president/director                             secretary/director

                                       21


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                               ECKLAN CORPORATION
                                   (OF TEXAS)

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

Section 3. The Corporation shall be authorized to issue two classes of stock of the following kinds, series, aggregate amounts and par values:

          (a) Class A Common Voting Equity Stock: 50,000,000 Shares: Par Value $.001; and such shares to carry the short title "common" Shares;)

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

                               /s/J. Dan Sifford
                               J. Dan Sifford Jr.
                                  Incorporator

                                       24


--------------------------------------------------------------------------------
                                   EXHIBIT 32

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                               ECKLAN CORPORATION
                               A TEXAS CORPORATION

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


SECTION  7.  ACTION  WITHOUT  MEETING

Any action that may be taken at any annual or special meeting of shareholders may be taken without a meeting if

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

Vacancies on the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors through less than a quorum of the Board or by election at an annual or special meeting of shareholders called for that purpose. However, if a Directorship is to be filled by the Board by reason of an increase in the number of Directors, then the Board may fill this Directorship position for a term continuing only until the next election of one or more Directors by the shareholders and, provided further, that the Board may not fill more than two such Director-ships during the period between any two successive annual meetings of shareholders. A director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office.

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

Any or all of the Directors may be removed, with or without cause, at a meeting of shareholders called expressly for that purpose by the vote of the holders of a majority of the shares entitled to vote at an election of Directors. Any such removal, however, shall be subject to the provisions of Article 2.32 of the Texas Business Corporation Act, including the provision that if less than the entire Board is to be removed, no one of the Directors may be removed if the votes cast against his or her removal would be sufficient to elect this person if then cumula-tively voted at an election of the entire Board of Directors.

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

Nothing contained herein shall prevent a director from serving the Corporation in any other capacity and receiving compensation therefore.

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

The Secretary shall keep, or cause to be kept, at the principal executive office of the Corporation, a book of minutes of all meetings of Directors and Shareholders, with the time and place of holding, whether regular or special (and, if special, how authorized), the notice thereof given or the waivers of notice, the names of those present at Directors' meetings, the number of shares present or represented at Shareholders' meetings, and the proceedings thereof.

The Secretary shall keep, or cause to be kept, at the principal executive office of the Corporation, or at the office of the Corporation's transfer agent, a share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for shares, and the number and date of cancellation of every certificate surrendered for cancellation.

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

e. Amending, altering or repealing the By-Laws of the Corporation or adopting new By-Laws for the Corporation;

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

SECTION  2.  INSURANCE  AND  OTHER  ARRANGEMENTS

Pursuant to Section R of Article 2.02-1 of the Texas Business Corporation Act, the Corporation may purchase and maintain insurance or another arrangement on behalf of any person who is or was a director, officer, employee, or agent of the Corporation or who is or was serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic Corporation, partnership, joint venture, sole proprietor-ship, trust, employee benefit plan, or other enterprise, against any liability asserted against him or her and incurred by him or her in such a capacity or arising out of his or her status as such a person, whether or not the Corporation would have the power to indemnify him or her against that liability under Article 2.02-1 of the Texas Business Corporation Act.

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

EXECUTED,  this  day  of  March  25,  1998.

                              /s/J. Dan Sifford
                                 J. Dan Sifford
                                  Incorporator

                                       35


--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                            ARTICLES OF INCORPORATION

                            MINDSET INTERACTIVE CORP.

                                    (NEVADA)
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                            MINDSET INTERACTIVE CORP.


     ARTICLE  I.  The  name  of  the  Corporation  is  MINDSET INTERACTIVE CORP.

     ARTICLE II. Its principal and registered office in the State of Nevada is 774 Mays Boulevard, Suite 10, Incline Village NV 89451. The initial registered agent for services of process at that address is N&R Ltd. Group, Inc. a Nevada Corporation.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator William Stocker attorney at law, 219 Broadway Suite 261, Laguna Beach CA 92651 shall serve as sole initial director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     ARTICLE IX. The name and address of the Incorporator (Initial Director) of the corporation is William Stocker attorney at law, 219 Broadway Suite 261, Laguna Beach CA 92651.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, March 21, 2001.

                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       37


--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                               ARTICLES OF MERGER

                                 TEXAS TO NEVADA
--------------------------------------------------------------------------------

                               ARTICLES OF MERGER
                                    BY WHICH
                               ECKLAN CORPORATION
                              (A TEXAS CORPORATION)
                           SHALL MERGE WITH AND BECOME
                            MINDSET INTERACTIVE CORP.
                             (A NEVADA CORPORATION)

                 FIRST, THE PLAN OF MERGER FOR CHANGE OF SITUS:

(1) That certain Plan of Merger for Change of Situs, dated March 21, 2001, is attached hereto and incorporated herein by this reference as though fully set forth herein.

                   SECOND, INFORMATION RE SHAREHOLDER ACTION:

(2) Shareholder Action is not required, for the reason that the former shareholders and the resulting shareholders are the same without dilution or change, and that the exchange of shares is in effect merely an exchange of situs. (Nevada: NRS 78.454)(Texas: TxBusCop Art 5.03).

                           THIRD, CORPORATE AUTHORITY:

(3) The Plan of Merger for Change of Situs and the performance of the terms of the Plan of Merger for Change of Situs, by the each and all of the parties and entities mentioned in the Plan of Merger for Change of Situs were duly authorized by all action required by the laws under which each was incorporated or organized and by its constituent documents, to which representation each of the undersigned duly certifies and attests.

                             FOURTH, EFFECTIVE DATE:

(4) The exchange shall become effective at the earliest date provided or allowed by law, and not later than certification by each applicable State Official of that this document has been accepted for filing and filed.

                                 FIFTH SIGNING:

(5) These Articles of Merger are signed by the duly authorized Officers of the each applicable entity as follows:

                ECKLAN CORPORATION     MINDSET INTERACTIVE CORP.
                (A TEXAS CORPORATION)      (A NEVADA CORPORATION)

                                 by                   by

                         /s/Pete Chandler     /s/Pete Chandler
                            President            President



                      /s/Pamela Alexander     /s/Pamela Alexander
                         Secretary               Secretary

                                  PLAN ATTACHED

                                       40


--------------------------------------------------------------------------------
                       PLAN OF MERGER FOR CHANGE OF SITUS
--------------------------------------------------------------------------------


                                    BY WHICH
                               ECKLAN CORPORATION
                             (A TEXAS  CORPORATION)
                            WILL MERGE WITH AND INTO
                            MINDSET INTERACTIVE CORP.
                             (A NEVADA CORPORATION)
             FOR THE PURPOSE OF CHANGING THE PLACE OF INCORPORATION

       THIS PLAN OF REORGANIZATION is made effective and dated this day of March 21, 2001, by and between the above referenced corporations, sometimes referred to herein as "the Public Company" and "the Private Company", respectively.

                                     I.  RECITALS

A.  THE  PARTIES  TO  THIS  AGREEMENT

     1.  ECKLAN  CORPORATION  ("the  Public  Company")  is a Texas  Corporation.

     2. MINDSET INTERACTIVE CORP. ("the Private Company") is a Nevada Corporation, having been created on behalf of Ecklan Corporation for the purpose of changing the place of incorporation from Texas to Nevada.

B.  THE  CAPITAL  OF  THE  PARTIES:

     1. THE CAPITAL OF THE PUBLIC TEXAS COMPANY consists of 50,000,000 shares of common voting stock of $0.001 par value authorized, of which 11,626,200 shares are issued and outstanding.

     2. THE CAPITAL OF THE NEW PRIVATE NEVADA COMPANY consists of 100,000,000 shares of common voting stock of $0.001 par value authorized, of which no shares have been or are issued or outstanding.

C. THE DECISION TO REORGANIZE TO CHANGE SITUS: THE PARTIES HAVE RESOLVED, ACCORDINGLY, TO MERGE AND RELOCATED THE PLACE OF INCORPORATION, BY MEANS OF THE FOLLOWING REORGANIZATION, BY WHICH THE PUBLIC COMPANY WILL MERGE WITH AND INTO THE PRIVATE COMPANY MOVE TO NEVADA.

                           II.  PLAN OF REORGANIZATION

A. CHANGE OF SITUS: THE PUBLIC COMPANY (TEXAS ) AND THE PRIVATE COMPANY (NEVADA) ARE HEREBY REORGANIZED FOR THE SOLE AND SINGULAR PURPOSE OF CHANGING THE PLACE OF INCORPORATION OF ECKLAN CORPORATION; SUCH THAT IMMEDIATELY FOLLOWING THE REORGANIZATION THE TEXAS PUBLIC COMPANY WILL MOVE TO NEVADA.

     1. THE PUBLIC COMPANY: Ecklan Corporation of Texas will merge with and into and thereafter be Mindset Interactive Corp.of Nevada. The Public Company will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the Nevada Corporation.

     2. CONVERSION OF OUTSTANDING SHARES: Forthwith upon the effective date hereof, each and every one share of stock of the Public Texas Company shall be converted to one share of the Nevada Company. Any such holders of shares may surrender them to the transfer agent for common stock of the Public Texas Company, which transfer agent shall remain and continue as transfer agent for the Nevada Company.

     3. EFFECTIVE DATE: This Plan of Reorganization shall become effective immediately upon approval and adoption by Corporate parties hereto, in the manner provided by the law of its place of incorporation and its constituent corporate documents, the time of such effectiveness being called the effective date hereof.

     4. SURVIVING CORPORATIONS: The Nevada Company shall survive the Reorganization after Reorganization, with the operational history of the Texas Company before the Reorganization, and with the management, duties and relationships to its shareholders unchanged by the Reorganization and with all of its property and with its shareholder list unchanged. The new Nevada corporation will adopt new by laws consistent and in accordance with the laws of Nevada.

     5. FURTHER ASSURANCE, GOOD FAITH AND FAIR DEALING: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     This Reorganization Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

ECKLAN  CORPORATION     MINDSET  INTERACTIVE  CORP.
(A  TEXAS  CORPORATION)      (A  NEVADA  CORPORATION)

                           by                         by


/s/Pete  Chandler                 /s/Pete  Chandler
   President                         President


/s/Pamela  Alexander              /s/Pamela  Alexander
   Secretary                         Secretary

                                       42


--------------------------------------------------------------------------------
                                  EXHIBIT 16.1

                            LETTER OF FORMER AUDITOR
--------------------------------------------------------------------------------

                              CHISHOLM & ASSOCIATES

                               28 N. FAIRWAY DRIVE
                                  PO BOX 540216
                         N. SALT LAKE CITY UT 84054-0216

                                 March 27, 2001

Ecklan  Corporation
24843  Del  Prado,  Suite  318
Dana  Point  CA  92629

To  the  Board  of  Directors:

     I agree with the following disclosure to be made in the Company's Form 10-KSB for the year ended December 31, 2000:

                         Our  auditors,  Chisholm  & Associates have audited our
financial statements from our inception through December 31, 2000, and have reviewed our unaudited quarterly reports. There has been no disagreement of any sort or kind between us and our auditors as to any item or matter during this period or at any time. No adverse opinion, disclaimer of opinion or opinions qualified or modified as to any uncertainly, audit scope or accounting has been rendered, issued or expressed, during the two preceding years or at any time. During the two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter in its reports. Effective the close of business March 31, 2001, we have acquired a new operating subsidiary and elected a new board of directors. The new board of directors has determined to conclude and discharge our former auditors of further responsibility and to appoint the auditors of the acquired subsidiary to report prospectively upon our financial statements during year 2001. Henceforth, and effective April 1, 2001, our new auditors are Haskell & White LLP.


     Please  let  me  know  if  you  require  anything  further.

                                Very Truly Yours

                                /s/Todd Chisholm
                               Todd Chisholm, CPA

                                       44


--------------------------------------------------------------------------------
                                      FK-00

                     AUDITED FINANCIAL STATEMENTS: (ECKLAN)

                               FOR THE YEARS ENDED

                         DECEMBER 31, 2000 AND 1999, AND

                          FROM INCEPTION MARCH 25, 1998
--------------------------------------------------------------------------------

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                              Financial Statements
                     December 31, 2000 and December 31, 1999

                                       46


                                 C O N T E N T S


Independent  Auditor's  Report                                 48

Balance  Sheets                                                49

Statements  of  Operations                                     50

Statements  of  Stockholders'  Equity                          51

Statements  of  Cash  Flows                                    52

Notes  to  the  Financial  Statements                          53

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Ecklan Corporation

We have audited the accompanying balance sheets of Ecklan Corporation (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on March 25, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecklan Corporation (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and from inception on March 25, 1998 through December 31, 2000 in conformity with generally accepted accounting principles.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
February  8,  2001

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                              December  31,         December 31,
                                                  2000                  1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                         $     3,734          $     5,747
   Note  receivable-related  party (Note 4)          48,000               46,000
                                                --------------------------------
Total  Current  Assets                               51,734               51,747
                                                --------------------------------
      Total  Assets                             $    51,734          $    51,747
                                                ================================

     LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  Liabilities
   Accounts  payable                                 47,546                3,782
                                                --------------------------------
Total  Current  Liabilities                          47,546                3,782
                                                --------------------------------
Stockholders'  Equity

Common  Stock,  authorized
50,000,000  shares  of  $.001  par  value,
issued  and  outstanding  11,626,200  and
11,616,200  shares,  respectively                    11,626               11,616
Additional  Paid  in  Capital                       229,804              229,314
Deficit  Accumulated  During  the
Development  Stage                                 (237,242)           (192,965)
                                                --------------------------------
Total  Stockholders'  Equity                          4,188               47,965
                                                --------------------------------
Total Liabilities and Stockholders' Equity      $    51,734         $     51,747

   The accompanying notes are an integral part of these financial statements.

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                            Statements of Operations

                                                               From inception on
                                          For the                 March 25, 1998
                                       Years  Ended                  through
                                       December  31,               December 31,
                                2000               1999                2000
--------------------------------------------------------------------------------
Revenues:                      $          0     $        0        $           0

Expenses:
General and administrative           44,277         12,644              237,242
                               -------------------------------------------------
Total Expenses                       44,277         12,644              237,242
                               -------------------------------------------------
Net  Loss                      $    (44,277)    $  (12,644)       $    (237,242)
                               =================================================
Net  Loss  Per  Share          $      (.003)    $    (.001)       $        (.02)
                               =================================================
Weighted average
shares outstanding               11,625,367     11,594,133           11,173,455
                               =================================================

     The  accompanying  notes are an integral part of these financial statements

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional       During the
                                             Common  Stock                paid-in       Development
                                        Shares            Amount          capital          Stage
----------------------------------------------------------------------------------------------------

Common stock, issued to
organizers for organization
costs at $.001 per share             6,990,000         $     6,999    $          0     $          0

Stock issued for cash in
504 offering at $.05 per share       4,626,200               4,626         229,314                0

Net loss for the year ended
December 31, 1998                            0                   0               0         (180,321)
                               ---------------------------------------------------------------------
Balance, December 31, 1998          11,616,200              11,616         229,314         (180,321)

Net loss for the year ended
December 31, 1999                            0                   0               0          (12,644)
                               ---------------------------------------------------------------------
Balance, December 31, 1999          11,616,200              11,616         229,314         (192,965)

Stock issued for services               10,000                  10             490                0

Net loss for the year ended
December 31, 2000                           0                    0               0          (44,277)
                               ---------------------------------------------------------------------
Balance, December 31, 2000         11,626,200          $    11,626    $    229,804      $  (237,242)
                               =====================================================================

     The  accompanying  notes are an integral part of these financial statements

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                           From inception on
                                                 For  the                   March  25,  1998
                                               Years  ended                      through
                                               December  31,                  December  31,
                                         2000                 1999                 2000
----------------------------------------------------------------------------------------------
Cash  Flows  form  Operating
Activities:
Net  loss                             $     (44,277)      $     (12,644)       $     (237,242)
Adjustments  to  reconcile
net  loss  to  net  cash
used  by  operations:
Stock  issued  for  services                    500                   0                   500
Amortization                                      0               5,862                 6,930
Accounts  payable                            43,764               3,782                47,546
                                      -------------------------------------------------------
Net  Cash  Used  by
Operating  Activities                           (13)             (3,000)            (182,266)
                                      -------------------------------------------------------
Cash  Flows  from  Investment
 Activities:
Increase  in  notes  receivable              (2,000)             (6,000)             (48,000)
                                      -------------------------------------------------------
Net  Cash  Used  by
Investing  Activities                        (2,000)             (6,000)             (48,000)
                                      -------------------------------------------------------
Cash  Flows  from  Financing
Activities:
Issued common stock for cash                      0               3,000              234,000
                                      -------------------------------------------------------
Net  Cash  Provided  by
Financing  Activities                             0               3,000              234,000
                                      -------------------------------------------------------
Net increase (decrease) in cash              (2,013)             (6,000)               3,734
Cash,  beginning of period                    5,747              11,747                    0
                                      -------------------------------------------------------
Cash,  end of period                    $     3,734          $    5,747          $     3,734
                                      =======================================================

     The  accompanying  notes are an integral part of these financial statements

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

    Ecklan Corporation (the Company) was incorporated on March 25, 1998 under the laws of the state of Texas. The Company is currently engaged in the development of a computer database for sellers of small private businesses. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b.  Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.  Loss  Per  Share

     The  computation of loss per share of common stock is based on the weighted
average  number     of  shares  outstanding  at  the  date  of  the  financial statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $214,000 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.

                                                 2000               1999
                                        ---------------------------------------
     Deferred  tax  asset:
   NOL  carry  forward                   $     73,000          $      61,000
Valuation  allowance                          (73,000)               (61,000)
                                        ---------------------------------------
Total                                    $          0          $           0
                                        =======================================


NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                               ECKLAN CORPORATION
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

     The Company loaned Intrepid International, a shareholder, $2,000 during the year ended December 31, 2000. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 2000 and December 31, 1999 is $48,000 and $46,000, respectively. The Company also accrued to this shareholder, $43,764 for services and travel rendered during 2000. The total amount owed to this shareholder for services and travel rendered at December 31, 2000 and December 31, 1999 is $47,546 and $3,782, respectively.

NOTE  5  -  Equity

   During 1998, the Company issued 6,936,200 shares of common stock to organizers for organization costs valued at $6,935.

   During 1998, the Company issued 4,680,000 shares of common stock for cash of $231,000 and a subscription receivable of $3,000.

    During 2000, the Company issued 10,000 shares of common stock for services. The services were valued at $500 or 5 cents per share.

NOTE  6  -  Subsequent  Events

    On January 12, 2001, the Company's Board of Directors approved a 1:1.9 forward split of the outstanding common stock. As a result, the issued and outstanding number of common shares of 11,626,200 split to 22,089,780 issued and outstanding common shares. The split will also effect a change in the Company's CUSIP number and trading symbol.

                                       54


--------------------------------------------------------------------------------
                                  EXHIBIT FS-00

                     AUDITED FINANCIAL STATEMENTS (MINDSET)

                     AT DECEMBER 31, 2000 AND FROM INCEPTION

                       JUNE 21, THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------

                          Audited Financial Statements
                   (With Independent Auditors' Report Thereon)


                            MINDSET INTERACTIVE, INC.


                            As of December 31, 2000,
                       and for the Period from Inception,
                    June 21, 2000, through December 31, 2000

                                       56


                            MINDSET INTERACTIVE, INC.

                                TABLE OF CONTENTS



INDEPENDENT  AUDITORS'  REPORT                                  58

FINANCIAL  STATEMENTS

     Balance  Sheet                                             59

     Statement  of  Operations                                  60

     Statement  of  Stockholders'  Equity  (Deficit)            61

     Statement  of  Cash  Flows                                 62

     Notes  to  Financial  Statements                           63

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors  and  Stockholders
Mindset  Interactive,  Inc.

We have audited the accompanying balance sheet of Mindset Interactive, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception, June 21, 2000, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the period from inception, June 21, 2000, through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from its initial operations, has a working capital deficit, and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HASKELL  &  WHITE  LLP
HASKELL  &  WHITE  LLP
March  26,  2001,  except  for
     Note  6,  which  is  as  of
     March  31,  2001

                            MINDSET INTERACTIVE, INC.

                 See accompanying notes to financial statements.

                                        2
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                     ASSETS

CURRENT  ASSETS
     Cash  and  cash  equivalents                                $     13,388
     Accounts  receivable,  net  of  allowance  for  doubtful
          accounts  of  $100,000                                      136,284
     Other  assets                                                     43,058
                                                                 ------------

          Total  current  assets                                      192,730

PROPERTY AND EQUIPMENT, net of an accumulated depreciation             31,738
                                                                 ------------

          Total  assets                                         $     224,468
                                                                 ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
     Accounts  payable  and  accrued  expenses                  $     354,395
     Unearned  revenue                                                  8,620
     Note  payable,  net  of  unamortized  discount  (Note  4)        528,625
                                                                 ------------
          Total  current  liabilities                                 891,640

DUE  TO  SHAREHOLDERS                                                  25,000
                                                                 ------------
          Total  liabilities                                          916,640
                                                                 ------------

COMMITMENTS  AND  CONTINGENCIES  (Note  4)

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Common  stock,  $.001  par  value,  15,000,000  authorized,
          14,770,000  issued  and  outstanding,  including  29,677
          reserved  for  unearned  compensation                        14,770
     Additional  paid-in  capital                                     102,031
     Unearned  compensation                                            (4,596)
     Accumulated  deficit                                            (804,377)
                                                                 ------------

          Total  stockholders'  equity  (deficit)                    (692,172)
                                                                 ------------

Total  liabilities  and stockholders' equity (deficit)          $     224,468
                                                                 ============

                             STATEMENT OF OPERATIONS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000


REVENUES                                                      $     2,213,324
                                                              ---------------

OPERATING  EXPENSES
     Advertising/marketing  expenses                               2,060,787
     Research  and  development                                      236,700
     General  and  administrative                                    714,605
                                                              ---------------

               Total  operating  expenses                          3,012,092
                                                              ---------------

OPERATING  LOSS                                                     (798,768)
                                                              ---------------

OTHER  INCOME  (EXPENSE)
     Interest  income                                                   2,513
     Interest  expense                                                 (8,122)
                                                              ---------------

                    Total  other  income  (expense)                    (5,609)
                                                              ---------------

LOSS  BEFORE  PROVISION  FOR  INCOME  TAXES
(804,377)

     Provision  for  income  taxes                                          0
                                                              ---------------
NET  LOSS                                                    $       (804,377)
                                                              ===============

                            MINDSET INTERACTIVE, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM INCEPTION, JUNE 21,  2000, THROUGH DECEMBER 31, 2000

                                      Common Stock            Unearned         Additional      Accumulated      Total
                                 Shares          Amount     Compensation     Paid-in Capital     Deficit    Stockholders'
                                                                                                                Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCES, June 21, 2000                 0     $        0     $          0     $            0     $        0     $       0

Issuance  of  common  stock
to founders (Note 2)           14,200,000         14,200          (14,200)                 0              0             0

Conversion feature on note payable      0              0           28,500                  0              0        28,500

Stock  issued  to  advisors  for
     services                     260,000            260           40,022                  0              0        40,282

Gross stock compensation
granted to employees              310,000            310           47,709            (48,019)             0             0

Stock  compensation  earned
     by  employees                      0              0                0             43,423              0        43,423

Net  loss  for  the  period  from
     inception,  June  21,  2000,
     through  December 31, 2000         0              0                0                  0       (804,377)    (804,377)
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2000    14,770,000    $    14,770     $    102,031     $       (4,596)  $   (804,377)  $ (692,172)
=========================================================================================================================

                                       61


                                        5
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

                           INCREASE (DECREASE) IN CASH

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss                                                   $     (804,377)
     Adjustments  to  reconcile  net  loss  to
          net  cash  used  by  operating  activities:
               Non-cash  interest  expense                                 7,125
               Depreciation  expense                                       4,565
               Stock  compensation                                        83,705
     Increase  (decrease)  from  changes  in:
               Accounts  receivable                                    (136,284)
               Other  assets                                            (43,058)
               Accounts  payable  and  accrued  expenses                354,395
               Unearned  revenue                                          8,620
               Due  to  shareholders                                     25,000

                    Net  cash  used  by  operating activities          (500,309)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Acquisition  of  property  and  equipment                          (36,303)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  borrowing  on  notes  payable                      550,000

NET  INCREASE  IN  CASH  AND  CASH  EQUIVALENTS                          13,388

CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  PERIOD                          0


CASH  AND  CASH  EQUIVALENTS,  END  OF  PERIOD                     $     13,388

                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                      THROUGH DECEMBER 31, 2000 (CONTINUED)

                           INCREASE (DECREASE) IN CASH


Supplemental  disclosures  of  non-cash  investing  and  financing  activities:

During the year, the Company entered into a non-interest bearing note payable agreement under which the Company received $550,000 cash. The note payable contained a conversion privilege whereby the outstanding principal could be converted into 25% of the common stock outstanding. The note payable is due in full on June 2, 2001. Discounting the note repayment on June 1, 2001 yielded an imputed interest amount of $28,500. This value was assigned to the conversion feature of the note payable, which is presented in additional paid in capital. Of the aggregate debt discount of $28,500, $7,125 was recognized as non-cash interest expense for the period ended December 31, 2000.

The  founders'  stock  was  recorded  with  a  par  value  of  $14,200.

                            MINDSET INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Business

     Mindset Interactive, Inc. (the "Company" or "Mindset") was incorporated on June 21, 2000 under the laws of the State of Nevada. The Company is engaged in the development of software that customizes marketing tools for clients' Internet, traditional marketing, and e-commerce strategies. Software programs include productivity, information, and entertainment applications to provide customers of the Company's clients an offline branding presence on the customers' personal computers. These offline branding programs complement clients' online marketing initiatives by allowing easy access to website and e-commerce store fronts. The Company's traditional marketing services provide clients with a large network of publishers in order to create a channel to purchase online advertising space. The Company acts as an agent to many advertisers by connecting them to targeted publishers.

Since inception, the Company's activities have focused on establishing the business, including raising capital, product development, recruiting personnel, and developing markets and marketing strategies. Prior to December 31, 2000, the Company recognized revenues from one business line of its planned operations. The Company has been conducting significant business with on-line marketing and advertising. Given these factors, the Company is not considered to be a development-stage enterprise as of December 31, 2000.

Going  Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. Additionally, the Company has used substantially all of its working capital and amounts obtained through financing for its operations. As of December 31, 2000, the Company's current liabilities exceed current assets by $698,910 and a net capital deficit of $692,172.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Going Concern (continued)

In order to satisfy these obligations, the Company is dependent upon implementing its business plan, which in turn is dependent upon the Company raising additional funding through debt or equity transactions. Management believes that actions presently being taken will enable the Company to obtain such financing to fund its current business plan and continue as a going concern. Management has undertaken the merger transaction described in Note 6 to operate the Company as a public entity; therefore, enabling the Company to have greater access to equity markets. Additionally, management believes it has maintained a favorable relationship with the venture capital group that provided the initial funding for the Company (Note 4). This group has indicated to management that it is willing to conduct a private placement of the Company's equity securities that will raise sufficient capital to fund the Company's operations through December 31, 2001. Additionally, management has been in contact with other venture capital groups, investment bankers, and lenders who are willing to assist the Company in raising such capital. Although management expects such capital to be raised through either equity or debt transactions, there can be no assurance that such capital can be raised on terms acceptable to the Company.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains accounts at a high-quality financial institution. All cash amounts are swept into a money market account at the end of each business day. The money market account is not FDIC insured.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Property  and  Equipment

The Company provides for depreciation over estimated useful lives, ranging from three to five years, using the straight-line method. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

Revenue  Recognition

The Company recognizes revenue from various revenue streams, each of which may require distinct treatment, depending on terms of specific contracts. In general, revenue from website products are recognized when earned, which is usually upon delivery to customers. Maintenance and/or hosting fees are recognized ratably over the term of the specific contracts.

The majority of the Company's revenue from Internet-based advertising services is recorded in accordance with "Emerging Issues Task Force" Abstract Issue No. 99-19 ("EITF 99-19"). The Company records advertising revenue, and the related costs, on a gross basis. The Company acts as a principal to these transactions and takes all risks and rewards of ownership through advance purchases of advertising space, which is then resold to advertisers. Additionally, the Company's advertising customers view Mindset as the party primarily responsible for providing the advertising services. In addition to providing advertising space to customers, the Company provides necessary technical services for an Internet-based advertising campaign, such as creating the "impression" and content, working with the publishers to ensure technical compatibility, and traffic record keeping.

The Company also acts as a broker/agent for some of its customers. In this capacity, the Company identifies publishers for its customers, and is not the principal in the transaction, rather they merely locate ad mediums. For these transactions, the Company records the net commission received as revenue.

Advance payments received from customers for services are initially recorded as unearned revenues and recognized as income when earned.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000
1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Research  and  Development  Costs/Software  Capitalization

Research and development costs for software products, including design, development, and testing, are expensed as incurred, until technological feasibility has been established. Once this is established, additional costs for coding, testing, and/or producing product masters are capitalized until such time as the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to external economic life and changes in hardware and software technologies for the period ended December 31, 2000. The Company's research and development cost has consisted primarily of salaries of those individuals involved in such development.

Accounting  for  Stock-based  Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," which established financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, that stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing compensation expense from the granting of stock options for employees, which includes members of the board of directors, based on the intrinsic value of the options at the date of grant. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123, and in accordance with the performance criteria of Emerging Issues Task Force ("EITF") 96-18.

As of December 31, 2000, the Company compensated several employees and non-employees through issuances of shares of common stock (Note 2). An aggregate $83,705 was recorded for earned and unearned compensation, which management believes represents the fair value of such compensation.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  Taxes

The Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company does not generally pay federal corporate income taxes on its taxable income. Instead, the stockholders report the Company's taxable income on their individual income tax returns. The Company is taxed as an S-corporation for state income tax purposes, which generally conforms to the federal income tax provision for S-corporation status. However, for state income tax purposes, the Company is subject to a 1.5% California franchise tax on taxable income, with an annual minimum tax of $800.

     The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal and state income tax reporting purposes.

The Company's net deferred tax asset at December 31, 2000, consists solely of net operating losses amounting to approximately $720,000. At December 31, 2000, the Company provided a 100% valuation allowance for the tax effect of these net operating losses totaling approximately $10,800. No benefit for income taxes has been provided in the accompanying statement of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was more likely than not that the benefits of the deferred tax assets would be realized.

2.     STOCKHOLDERS'  EQUITY

Common  Stock

On September 7, 2000, the Company issued 100,000 shares of common stock to its three founding shareholders.

Effective November 15, 2000, the Company adopted a 142-to-1 reverse split for common stock. After this split, the Company had 14,200,000 shares outstanding. The financial statements herein are presented giving the retroactive effect to the reverse stock split as of and for the period ended December 31, 2000.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

2.     STOCKHOLDERS'  EQUITY  (CONTINUED)

Effective November 15, 2000, the Company granted a total of 570,000 shares of common stock. Of these shares, 69,500 were issued to a founding shareholder, 240,500 common shares were granted to employees, and 260,000 common shares were granted to non-employees. Upon granting of stock to employees, unearned compensation equivalent to the fair value or estimated market value of the Company's stock is charged to stockholders' equity and subsequently amortized over the periods during which the employees earn the stock. Most employees were not entitled to the shares until six months after their employment date. The employees earned shares as they perform their employment duties. The Company recorded non-cash stock compensation expense for those periods, or months, that the employees provided such services, on a pro-rata basis. Similarly, issuances of stock to non-employees were recorded at fair value in accordance with SFAS 123.

3.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  December  31,  2000  consists  of  the  following:

Computer  hardware  and  software     $     36,303
Less:  accumulated  depreciation            (4,565)
                                   ----------------
                                      $     31,738
                                   ================

4.     NOTES  PAYABLE

Non-interest bearing, convertible
note payable, due in full on June
1, 2001. Conversion  privilege
allows for outstanding obligation
to be convertible into a
25%  interest  in  the  Company      $     550,000

Less unamortized discount based
on imputed interest rate of 8%             (21,375)
                                   ----------------
                                     $     528,625
                                   ================

The outstanding obligation is due to an unrelated third-party venture capital group. The stockholders have invested $75,000 with the venture capital group, which in turn loaned the money to the Company.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

5.     COMMITMENTS  AND  CONTINGENCIES

Operating  Leases

The Company entered into a lease agreement for office space on June 6, 2000. Rent payments were $5,192 per month, expiring October 1, 2000. The Company also leases phone and fax lines from the same landlord concurrent with the lease. The rent for these items was $662 per month. Even though the lease has expired, the Company continues to occupy the space on a month-to-month basis.

Rent expense for the period from inception, June 21, 2000, through December 31, 2000 was approximately $36,200 for office space and approximately $4,600 for office furniture.

     Concentrations
The Company is currently providing advertising services to Internet-based companies. These companies typically have not had long operating histories or financial stability with traditional business models. These companies face a greater business risk in the marketplace, with increased competition and a challenging business environment. For larger dollar transactions, the Company generally requires an up-front deposit for the entire advertising campaign cost.

The Company's revenues for the period ended December 31, 2000 were substantially derived from two customers. Revenues from these customers were 60% and 27%, respectively, for a total of 87%. All amounts from these customers were collected prior to December 31, 2000.

The Company's accounts receivable at December 31, 2000 is due primarily from four customers, whose balances represent 90% of the gross accounts receivable balance. The collectibility of two of these customers is uncertain, and represents 43% of the gross accounts receivable balance. A portion of these balances have been reserved for in the allowance for doubtful accounts.

For the period ended December 31, 2000, the Company's advertising/marketing costs were concentrated with three publishers, each of which provided more than 10% of the total. Collectively, these three publishers accounted for 76% of total advertising/marketing expenses. One publisher's unpaid balance at December 31, 2000 accounted for 28% of the total accounts payable balance. Another non-publisher vendor accounted for 13% of the accounts payable balance.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

SUBSEQUENT  EVENTS

Merger  with  Ecklan

In January 2001, the Company announced plans to merge with Ecklan Corporation ("Ecklan"), a public shell company whose stock is traded on the OTCBB under the symbol ECKL.

To consummate the merger, Ecklan is to issue 3,684,211 post-split new investment shares to the principals of Mindset for all of the outstanding stock of Mindset. Concurrent with the closing of the transaction, the existing officers and directors of Ecklan will resign and be replaced by persons nominated by Mindset. Effective March 26, 2001, Ecklan changed its name to Mindset Interactive, Corp. ("Mindset Corp.").

The transaction, which closed on March 31, 2001, will be accounted for as a reverse merger whereby Mindset is the acquirer for accounting purposes.

The following reflects the unaudited pro-forma balance sheet of the merged entities as of December 31, 2000 and the unaudited pro-forma statements of operations data for the period ended December 31, 2000:

          Balance  Sheet
          --------------

Current  assets                          $     244,464
                                         -------------
Total  assets                            $     276,202
                                         =============
Current  liabilities                     $     964,186
                                         -------------
Total  liabilities                             964,186
                                         -------------
Stockholders'  equity                         (687,984)
                                         -------------
Total liabilities and
stockholders' equity                     $     276,202
                                         =============

     Statement  of  Operations
     -------------------------

Revenues                                $    2,213,324
Operating  expenses                          3,061,978
                                        --------------
Net  loss                               $     (848,654)
                                        ==============

The above unaudited pro-forma amounts are not necessarily indicative of what the actual results might have been if the merger had occurred concurrently with Mindset's date of inception.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000,
                            THROUGH DECEMBER 31, 2000

SUBSEQUENT  EVENTS  (CONTINUED)

Potential  Acquisition/Promissory  Note

On March 7, 2001, the Company presented a non-binding letter of intent to acquire 100% of the outstanding shares of Magellan Strategic Marketing, Inc.
("Magellan"). As consideration for the outstanding shares of Magellan, the Company will issue 2,500,000 new shares in Mindset Corp., formally known as Ecklan. The shares shall be issued in the following manner: (1) 25% upon execution of the Plan of Reorganization and Acquisition ("POR"), (2) 35% on the one-year anniversary of the execution of the POR, (3) 20% upon the second anniversary, and (4) 20% on the third anniversary. For the 2nd and 3rd years, the stock shall vest at 1/36th per month. Magellan will remain a wholly owned subsidiary of Mindset Corp., with Mindset Corp. controlling four of the seven seats on Magellan's board of directors. Magellan shall also have the right to nominate one seat on Mindset Corp.'s board. Mindset will also offer 750,000 options for Mindset Corp.'s common stock during 2001 to be reserved for the hiring of new employees of Magellan. The letter of intent has not been executed.

In connection with this potential acquisition, a promissory note from Magellan in favor of Mindset Corp. was executed for $50,000 with an 8% interest rate on March 28, 2001. Mindset Interactive, Inc., as a subsidiary of Mindset Corp., initially wired $25,000 to Magellan on March 30, 2001, with the remainder due by April 15, 2001. Mindset Corp. has a conversion option associated with the promissory note to convert the outstanding loan obligation into an equity position with Magellan. If the letter of intent and POR are not completed by June 15, 2001, the loan becomes payable to Mindset Corp. on a demand basis.

