Form 10QSB
period 2001-03-31
MINDSET INTERACTIVE CORP
filed 2001-05-18
CIK 1069680

--------------------------------------------------------------------------------
                                  Scott Walker
                                    PRESIDENT
                            Mindset Interactive Corp.
                   8 Corporate Park 3rd Floor Irvine, CA 92606
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                         Commission File Number: 0-28723

                            MINDSET INTERACTIVE CORP.
                          (f.k.a.  Ecklan Corporation)



Nevada                                                                91-1906973
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

8  Corporate  Park,  3rd  Floor,  Irvine  CA                               92606
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  442-8372

Ecklan  Corporation,  24843  Del  Prado,  #318,  Dana  Point,          CA  92629
(former  name  and  address)

As of May 16, 2001, 17,707,025 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

 The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


The  Remainder  of  this  Page  is  Intentionally  left  Blank

                            MINDSET INTERACTIVE CORP
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 2001 AND 2001

                                                 BALANCE SHEET
ASSETS.                                      2001            2000

----------------------------------------------------------------------------
CURRENT
Cash. . . . . . . . . . . . . . . . .  $       32,223     $        5,747
Accounts receivable, net. . . . . . .  $      635,226     $       46,000
Other current assets. . . . . . . . .          69,501                  0
                                       ----------------------------------
Total current assets. . . . . . . . .         736,950             51,747

PROPERTY AND EQUIPMENT, . . . . . .            30,641                  0

OTHER ASSETS. . . . . . . . . . . . .  $            0     $            0
                                       ----------------------------------
TOTAL ASSETS. . . . . . . . . . . . .  $      767,591     $       51,747
                                       ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------
CURRENT
Accounts payable. . . . . . . . . . .  $      918,428    $        15,819
Other Accrued Expenses. . . . . . . .  $       34,665    $             0
Note payable. . . . . . . . . . . . .  $      703,532    $             0
Total current liabilities . . . . . .  $    1,656,625    $        15,819
Total liabilities . . . . . . . . . .  $    1,656,625    $        15,819
                                       ---------------------------------

STOCKHOLDERS' EQUITY
Common stock. . . . . . . . . . . . .  $       17,707    $        11,626
Additional paid-in-capital. . . . . .       ($669,045)   $       229,554
Accumulated deficit . . . . . . . . .       ($237,696)           205,252
                                       ----------------------------------
TOTAL STOCKHOLDERS' EQUITY. . . . . .       ($889,034)   $        35,928
                                       ----------------------------------
                                       $      767,591    $        51,747
                                       ==================================

                            MINDSET INTERACTIVE CORP
                         CONSOLIDATING INCOME STATEMENT
                         FOR THE PERIOD 1/1/01 - 3/31/01

                                             (ECKLAN)
                                          3 MONTHS ENDED
                               MARCH 31, 2001        MARCH 31, 2000
-------------------------  --------------------------------------------
Sales . . . . . . . . . .  $              0       $               0
Cost of Goods Sold. . . .                 0       $               0
                           --------------------------------------------
Gross Profit. . . . . . .                 0                       0

Gross Margin. . . . . . .                 0                       0

OPERATING EXPENSES
G&A . . . . . . . . . . .               454                  12,287
Total Operating Exp . . .               454                  12,287
                           -------------------------------------------

EBITDA. . . . . . . . . .              (454)                (12,287)
                           -------------------------------------------
Net income before tax . .              (454)                (12,287)
Provision for income tax.                 0                       0
----------------------------------------------------------------------
Net Income (Loss) . . . .              (454)                (12,287)
======================================================================

                            MINDSET INTERACTIVE CORP
     CONSOLIDATING STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
             For year ended 12/31/00 and for the period ended 3/31/01

                                                                     Additional    Accumulated
                                        Common        Par            Paid-In        Equity         Shareholders'
                                        Stock         Value          Capital        (Deficit)         Equity
                                        ------------  -------------  ---------  -------------  ----------------

Balance at December 15, 1999 . . . . .   22,070,780   $     22,071   $218,859      ($192,965)  $       47,965

Issuance of common stock for
    services at $0.026 per share . . .       19,000             19        481              0                0

Net loss during the period . . . . . .            0              0          0        (44,277)               0
                                        ------------  -------------  ---------  -------------  ---------------
Balance at December 31, 2000 . . . . .   22,089,780   $     22,090   $219,340      ($237,242)  $        4,188

Shares returned to Treasury. . . . . .  (11,382,900)       (11,383)    11,383              0                0

Shares issued in acquisition
    of Mindset Interactive Corp. . . .    7,000,145          7,000   (899,768)             0         (892,768)

Net loss during the period . . . . . .            0              0          0          (454)            (454)
                                        ------------  -------------  ---------  -------------  ---------------
Balance at March 31, 2001. . . . . . .   17,707,025   $     17,707   $(669,045)    ($237,696)       (889,034)
                                        ============  =============  =========  =============  ===============

                            MINDSET INTERACTIVE CORP
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  For the period ending March 31, 2000 and 2001

                                                   MARCH 31,
                                               2001         2000
-----------------------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . .  $  (454)   $   (12,287)
Adjustments to reconcile net loss to cash
used by operating activities
Forgiveness of debt . . . . . . . . . . .      454              0
                                           ----------------------
Net cash used in operating activities . .        0        (12,287)
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from issuance of stock . . . . .   28,489            250
                                           ----------------------
NET INCREASE IN CASH. . . . . . . . . . .   28,489              0
Cash increase from creation of
Account Payable . . . . . . . . . . . . .        0         12,037
CASH, BEGINNING OF PERIOD . . . . . . . .    3,734          5,747
                                           ----------------------
CASH, END OF PERIOD . . . . . . . . . . .  $32,223    $     5,747
                                           ======================

Supplemental disclosures of non-cash investing and financing activities.

Effective March 31, 2001, the Company acquired 100% of the outstanding shares of Mindset Interactive, Inc. through the issuance of 7,000, 145 shares of new common stock. The Company acquired all the assets and liabilities (Note 3) including $28,489 in cash, which was accounted for as a cash financing activity.

On February 26, 2001, the Company elected to offset a receivable and payable Due to/from the same party. The receivable was $454 greater than the liability, Which was forgiven by the company.


                            MINDSET INTERACTIVE, CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE  1.      GENERAL

The interim accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

The interim accompanying unaudited condensed consolidated financial statements include the activities of Mindset Interactive, Corp., formerly Ecklan Corporation, and its wholly owned subsidiary, Mindset Interactive, Inc., which was acquired on March 31, 2001.( Note 3). These interim statements reflect the activity of the parent company for the three-month period ended March 31, 2001. As the subsidiary was acquired on the last day of the quarter, the operations of the subsidiary are not being presented. Its loss for the quarter has been closed to retained earnings as part of the consolidation.

NOTE  2.  NOTE  PAYABLE

Non-interest  bearing,  convertible  note
payable, due in full on June 1, 2001.
Conversion  privilege allows for outstanding
obligation to be convertible into a
25%  interest  in  the  Company                               $     714,220

Less  unamortized  discount  based  on
imputed  interest  rate  of  8%                                     (10,688)
                                                           -----------------
                                                              $     703,532
                                                           =================

The outstanding obligation is due to an unrelated third-party venture capital group. Three stockholders, who are also on the Board of Directors, have invested an aggregate of $75,000 with the venture capital group, which in turn loaned the money to the Mindset Interactive, Inc

The original note agreement was for $550,000. During the first quarter, Mindset Interactive, Inc. borrowed another $164,220 on a short term basis.

NOTE  3.  ACQUISITION  OF  MINDSET  INTERACTIVE,  INC.

Mindset Interactive, Inc. was acquired by Mindset Interactive, Corp., formerly Ecklan, Corporation, effective March 31, 2001, as a wholly-owned subsidiary, for the issuance of 7,000,145 new post-split shares of common stock. The transaction, which closed on March 31, 2001, has been accounted for as a reverse merger whereby Mindset Interactive, Inc. is the acquirer for accounting purposes. Concurrently, 11,382,900 shares of stock were cancelled.

The following reflects the unaudited pro-forma statement of operations for the three months ended March 31, 2001:


                          Statement  of  Operations

Revenues                                         $     2,499,155
Cost of Revenues                                       2,225,025
                                                 ---------------
Gross Profit                                             274,130

General & Administrative                                 469,540

Operating  expenses                                        8,893
                                                 ---------------
Net  loss                                        $     (204,303)

The above unaudited pro-forma amounts are not necessarily indicative of what the actual results might have been if the merger had occurred as of 12/31/00.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


  (A)  PLAN  OF OPERATION.       Our plan of operation for the next twelve
months will be to pursue the Mindset Interactive, Inc. business plan described therein.


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


     CAPITAL REQUIREMENTS FOR THE NEXT TWELVE MONTHS. We will require approximately $2.5 million to proceed with the implementation of our business plan (of Mindset) during the next approximately twelve months. We expect to raise this capital through a private offering to accredited and sophisticated investors. If we do not raise the full amount, we will reduce our growth plans to operate with the capital available. This would reduce our expectations regarding future growth.

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.    The   current and new
products   will   continue   to   be    updated,   for   example to remain  in
synchronization with other digital devices, and new devices having online updating capabilities. We will refine and adjust our products as dictated by the marketplace, the clients and the users of our software. We will be developing technology to work with handheld devices (including cell phones) and working with smart card readers and other emerging technology. We will continue to build on our data base and reporting capabilities and services while increasing the reports and information back to it's clients.


     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

     EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. The Mindset acquisition has added 9 employees.

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


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We had no Revenues for the past two fiscal years.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. On February 1, 2001, our shareholders approved in principle an acquisition of Mindset Interactive, Inc. ("Mindset"). The acquisition has closed and is deemed effective at the close of business, March 31, 2001. More information was reported in our previous annual report on Form 10-KSB for December 31, 2000.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

             The Remainder of this Page is Intentionally left Blank

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  17,  2001

                            MINDSET INTERACTIVE CORP.
                          (f.k.a.  Ecklan Corporation)
                                       by


/s/Mike Sullivan            /s/Scott Walker
   Mike Sullivan               Scott Walker
   CEO/CFO/director            president/director

