Form 10QSB/A
period 2001-03-31
MINDSET INTERACTIVE CORP
filed 2001-06-13
CIK 1069680

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB  /  A-1

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

As of June 12, 2001, 17,707,025 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART  I:  FINANCIAL  INFORMATION

The sole purpose of this Amendment No. 1 to the quarterly Report on Form 10-QSB of Mindset Interactive, Inc. is to provide revised financial statements and accompanying footnotes to properly reflect the accounting for the reverse merger and the reporting of prior period information of the accounting acquirer, as discussed in Notes 1 and 3.

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


The  Remainder  of  this  Page  is  Intentionally  left  Blank

                            MINDSET  INTERACTIVE  CORP
                           CONSOLIDATED  BALANCE  SHEET
                             MARCH  31,  2001  AND  2000

                                                     BALANCE  SHEET
ASSETS.                                           2001            2000
----------------------------------------------------------------------------
CURRENT
Cash                                       $       32,223     $            0
Accounts  receivable,  net                 $      635,226     $            0
Other  current  assets                             69,501                  0
                                          ----------------------------------
Total  current  assets                            736,950                  0

PROPERTY  AND  EQUIPMENT,                          30,641                  0

OTHER  ASSETS                              $            0     $            0
                                          ----------------------------------
TOTAL  ASSETS                              $      767,591     $            0
                                          ==================================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT
Accounts  payable                          $      918,428    $             0
Other  Accrued  Expenses                   $       34,665    $             0
Note  payable                              $      703,532    $             0
Total  current  liabilities                $    1,656,625    $             0
Total  liabilities                         $    1,656,625    $             0
                                           ---------------------------------

STOCKHOLDERS'  EQUITY
Common  stock                              $       17,707    $             0
Additional  paid-in-capital                $      101,486    $             0
Accumulated  deficit                          ($1,008,227)                 0
                                          ----------------------------------
TOTAL  STOCKHOLDERS'  EQUITY                    ($889,034)   $             0
                                          ----------------------------------
                                           $      767,591    $             0
                                          ==================================

                            MINDSET  INTERACTIVE  CORP
                         CONSOLIDATING  INCOME  STATEMENT
                         FOR  THE  PERIOD  1/1/01  -  3/31/01




                                                   3  MONTHS  ENDED
                                       MARCH  31,  2001        MARCH  31,  2000
--------------------------------------------------------------------------------
Sales                               $              2,499,155       $           0
Cost  of  Revenues                                 2,225,025       $           0
                                    --------------------------------------------
Gross  Profit                                        274,130                   0

Gross  Margin                                           11.0%                  0

OPERATING  EXPENSES
G&A                                                  477,980                   0
Total  Operating  Exp                                477,980                   0
                                     -------------------------------------------

EBITDA                                              (203,850)                  0
                                     -------------------------------------------
Net  loss  before  tax                              (203,850)                  0
Provision  for  income  tax.                               0                   0
--------------------------------------------------------------------------------
Net  -Loss                                          (203,850)                  0
================================================================================

                            MINDSET  INTERACTIVE  CORP
     CONSOLIDATING  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT) (UNAUDITED)
                         For  the  period  ended  3/31/01

                                                                    Additional       Accumulated
                                       Common          Par          Paid-In          Equity         Shareholders'
                                       Stock           Value        Capital         (Deficit)       Equity
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000         14,770,000       $     14,770     $    97,435        ($804,377)  $   (692,172)

Stock Compensation earned                     -                  -           3,254                -          3,254

Recapitalization of Mindset
 Interactive Corp for
Merger (Note 3)                       2,937,025              2,937             797                -          3,734

Net  loss  during  the  period                -                  -               -         (203,850)      (203,850)
                                    -------------------------------------------------------------------------------
Balance  at March 31, 2001           17,707,025       $     17,707     $   101,486      ($1,008,227)      (889,034)
                                    ===============================================================================

                            MINDSET  INTERACTIVE  CORP
                       CONSOLIDATED  STATEMENT  OF  CASH  FLOW
                  For  the  period  ending  March  31,  2001  and  2000

                                                            MARCH  31,
                                                        2001         2000
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net  loss                                              $  (203,850)   $        0

Adjustments  to  reconcile  net  loss  to  cash
used  by  operating  activities  :
Non-cash  interest  expense                                 10,687             0
Depreciation  expense                                        3,139             0
Stock  compensation                                          3,254             0

Increase (decrease) from changes in:
Accounts  Receivable                                      (498,942)            0
 Other  assets                                             (26,443)            0
Accounts  payable  and  accrued  expenses                  565,078             0

Net  cash  used  in  operating  activities                (147,077)            0

CASH  FLOW  FROM  INVESTING  ACTIVITIES:
Acquisition  of  Ecklan  Corp                                3,734             0
Purchase  of  equipment                                     (2,042)            0

Net  cash  provided  by  investing  activities               1,692             0

CASH  FLOW  FROM  FINANCING  ACTIVITIES  :
Proeeds  from  borrowings                                  164,220             0
                                                     ---------------------------
NET  INCREASE  IN  CASH                                     18,835             0
CASH,  BEGINNING  OF  PERIOD                                13,388             0
                                                     ---------------------------
CASH,  END  OF  PERIOD                                $     32,223    $        0
                                                     ===========================


Supplemental  disclosures  of  non-cash  investing  and  financing  activities.

Effective March 31, 2001, the Ecklan acquired 100% of the outstanding shares of Mindset Interactive, Inc. through the issuance of 7,000, 145 shares of new common stock. Mindset Interactive, Inc. was the accounting acquirer, and the reverse merger was treated as a capital stock transaction-(Note 3). Mindset Interactive, Inc. was recapitalized to present to correct outstanding shares of Ecklan at par value.

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

The interim accompanying unaudited condensed consolidated financial statements include the activities of Mindset Interactive, Corp., formerly Ecklan Corporation, and its wholly owned subsidiary, Mindset Interactive, Inc., which was acquired on March 31, 2001.( Note 3). The acquisition was accounted for as a reverse merger, whereby Mindset Interactive, Inc. was the accounting acquirer for financial reporting purposes. Since Mindset Interactive, Inc. commenced operations in June 2000, and Ecklan was a non-operating company, there are no comparable figures for the same period of the prior year.

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

NOTE  3.  ACQUISITION  OF  MINDSET  INTERACTIVE,  INC.

Mindset Interactive, Inc. was acquired by Mindset Interactive, Corp., formerly Ecklan, Corporation, effective March 31, 2001, as a wholly-owned subsidiary, for the issuance of 7,000,145 new post-split shares of common stock. The transaction, which closed on March 31, 2001, has been accounted for as a reverse merger whereby Mindset Interactive, Inc. is the acquirer for accounting purposes. Concurrently, 11,382,900 shares of stock of Ecklan were cancelled.

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

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

             The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below By the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June 13, 2001

                            MINDSET  INTERACTIVE  CORP.
                          (f.k.a.  Ecklan  Corporation)
                                       by


/s/Mike  Sullivan            /s/Scott  Walker
   Mike  Sullivan               Scott  Walker
   CEO/CFO/director            president/director