Form 10QSB
period 2001-06-30
MINDSET INTERACTIVE CORP
filed 2001-08-14
CIK 1069680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2001


                         Commission File No:     0-28723


                            MINDSET INTERACTIVE CORP.
                          (f.k.a. - Ecklan Corporation)



Nevada                                                                91-1906973
(Jurisdiction of Incorporation)                                 (I.R.S. Employer
Identification  No.)

8  Corporate  Park,  3rd  Floor,  Irvine  CA                               92606
(Address  if  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code          (949)  442-8372

Ecklan  Corporation,  24843  Del  Prado,  #318,  Dana  Point  CA           92629
(Former  name  and  address)

As of August 6, 2001, 17,739,525 shares of Common Stock were issued and outstanding


Transitional  Small  Business  Disclosure Format (check one):  yes [  ]   no [X]

                            Mindset Interactive Corp
                                Table of Contents



                         PART I - Financial Information

Item  1
     Consolidated  Balance  Sheet
     Consolidated  Statements  of  Operations
     Consolidated  Statement  of  Cash  Flow
     Notes  to  Consolidated  Financial  Statements

Item  2
Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II - Other Information

Item  1.          Legal  Proceedings
Item  2.          Changes  in  Securities  and  Use  of  Proceeds
Item  3.          Defaults  Upon  Senior  Securities
Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
Item  5.          Other  Information
Item  6.          Exhibits  and  Reports  on  Form  8-K
                  Signatures

                            MINDSET INTERACTIVE CORP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001



                         ASSETS


CURRENT
Cash                                                   $         71,906
Accounts  Receivable,  net  of  allowance  of  $200K            224,540
Other  Current  Assets                                           55,000
                                                             ----------
Total  Current  Assets              .                           351,446

PROPERTY  AND  EQUIPMENT,  net                                   27,445

OTHER  ASSETS               .                                    50,771
                                                             ----------

TOTAL  ASSETS               .                           $       429,662
                                                              =========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
--------------------------------------------------

CURRENT
Accounts  Payable               .                      $        438,835
Other  Accrued  Expenses            .                            33,713
Deferred  Revenue                                                50,000
Notes  Payable                                                1,004,205
                                                              ---------
Total  Current  Liabilities                                   1,526,753
                                                              ---------

Total  Liabilities                                            1,526,753
                                                              ---------


STOCKHOLDERS'  EQUITY  (DEFICIT)

Common  Stock                                                    17,740
Additional  Paid  in  Capital                                   152,636
Accumulated  Deficit                                         (1,267,467)
                                                             ----------
Total  Stockholders'  Equity  (Deficit)                      (1,097,091)
                                                            -----------

Total  Liabilities  and  Equity  (Deficit).           $         429,662
                                                            ===========

                            MINDSET INTERACTIVE CORP
                         CONSOLIDATED INCOME STATEMENTS
                    FOR THE PERIOD JANURARY 1 - JUNE 30, 2001



                                 3  Months  Ended               6  Months  Ended
                                      6/30/01                        6/30/01
--------------------------------------------------------------------------------

REVENUE

Sales          .                    $     743,195               $     3,242,350
Cost  of  Sales                           596,819                     2,821,844
                                    -------------               ---------------
Gross  Profit       .                     146,376                       420,506
                                    -------------               ---------------


OPERATING  EXPENSES

G&A                                       164,338                      421,188
Product  Development                      153,512                      289,280
Sales  & Marketing                         87,766                      173,128
                                    -------------               ---------------
Total  Operating  Expense  .              405,616                      883,596
                                    -------------               ---------------

Net  Loss                           $    (259,240)                    (463,090)
                                    =============               ===============

Basic  and  diluted  loss
per  common  share.                 $       (0.01)              $        (0.03)


Weighted  average  of  Common
Shares  Outstanding                    17,719,855                   17,713,296
                                    =============               ===============

                            MINDSET INTERACTIVE CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

Cash  Flow  from  Operating  Activities

Net  Loss                                                $     (463,090)
Adjustments  to  reconcile  net  loss  to  net
cash  used  for  operating  activities
Depreciation          .                                           6,334
Non-Cash  Interest  Expense                                      21,375
Non-Cash  Stock  Compensation                                    54,438
Changes  in  operating  assets  and
liabilities                                                      33,563
                                                         ---------------
Net  Cash  used for operating activities                       (347,380)

Cash  Flows  from  Investing  Activities

Acquisition  of  Ecklan  Corp.  (Note 3).                         3,734
Purchase  of  Fixed  Assets                                      (2,041)
Issuance  of  Note  Receivable                                (  50,000)
                                                         ---------------
Net  cash used for Investing Activities.                      (  48,307)

Cash  Flow  from  Financing  Activities

Proceeds  from  note  payable   .     .                         454,205


Net  Change  in  Cash                                            58,518

Cash  at  Beginning  of  Period                                  13,388
                                                         ---------------

Cash  at  End  of  Period                                $       71,906
                                                         ===============

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  1  -  COMPANY  OVERVIEW  AND  BASIS  OF  PRESENTATION

COMPANY  OVERVIEW

The Company develops software that customizes marketing tools for clients' Internet, traditional marketing and e-commerce strategies. The line of programs represent productivity applications, information and entertainment for all age groups while giving the clients an every day off-line branding presence on their customers' PCs. These off-line branding programs compliment the client's on-line marketing initiatives allowing customers easy access to the clients' web sites and e-commerce storefronts. In addition the company focuses heavily on providing a service of Internet advertising. Initially this service has been heavily tied to connecting targeted advertisers with on-line publishers. As the Company has evolved it has created a software application that allows the company to act as its own publisher.

The Company bonds consumers with businesses, as well as businesses with businesses (B2B) through marketing tools that the Company believes brand, differentiate and innovate. The Company vision is to create a personalized interactive experience for PC, Internet, and wireless users. Through products such as "MindTools" as well as Net Pal, the Company has created a marketing channel that enables companies to build brand awareness, promote their products, and stay in touch with their customers. The Company believes it fulfills these marketing needs with the development of both software applications as well as database management.

Products  and  Services

MindTools: All of these applications allow corporations to brand their products and services on end-users desktops.

"MindPlanner" - The MindPlanner allows users to demonstrate their individualism while interacting with useful tools created to assist in their every day life. Features of MindPlanner include an address book, a calendar, and hotlinks to financial, travel, communications and shopping sites.

"MindGames" - The "Mindgame' is another affinity-based software application that allows the users to keep their favorite images on their desktop while at the same time includes multiple games such as: cards, trivia, arcade, and more. The MindGames proves to be a great tool to allow corporations the ability to poll, and develop a direct link to their consumer base.

"MindSaver" - The MindSaver is a standard screen saver with 7 to 12 images. In addition we have included an MP3 player or a sound (wave) file that will go off the first 30 seconds that the screen saver activates. The most unique feature of the MindSaver application is the Fast Links tool bar. The Fast Links tool bar pops up when the consumers moves their mouse after their MindSaver has activated. The Fast Links tool bar includes six links that the client is able to direct. (In most cases these links will either go to the clients website, or some of their affiliated partners). The Company believes MindSaver is a great branding and promotional application.

"Launch Pad" - A simple yet effective tool to push key marketing/promotional information to your consumer base. The application is a perfect co-bundle to other MindTools applications.


"MindAlmanac"-  A desktop productivity tool, your single source to online links.

Net  Pal:

The "transponder" Net Pal software is a proprietary software application that will be downloaded onto a user's browser. The software will launch advertisements based on the contextual content of the website the user is visiting currently.

E-Mail  newsletters:

With our relationships we can provide content and generate revenue from every new user who downloads any of the Company's products.
Data  Capturing:
The most valuable service to our clients is the ability for the Company to capture data for our clients. The level of data capturing can fluctuate depending on our client's needs. There are a number of methods by which we are able to capture this data with all of the MindTools applications. Mindset is able to charge companies varying fees for their software applications based on the desired data requests.
Internet  (Online)  Advertising:

Through our leading targeting technologies, media sales expertise, direct marketing knowledge, and essential research tools, we help companies make the most of their marketing efforts and programs. The company generates revenue through the placement of On-line Advertising space.


BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements and related notes as of June 30, 2001 and for the three and six month periods ended June 30, 2001 have been prepared in accordance with accounting principals generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim period. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE  2  -  NOTES  PAYABLE

Non-interest  bearing  convertible  note  payable
                                                                     $   550,000

Other  non-interest  bearing notes payable                               454,205
                                                                   -------------

Total  of  non-interest bearing notes payable                         $1,004,205
                                                                      ==========

The outstanding obligations are due to an unrelated third party investment banking group. Three stockholders, who are also on the board of directors, have invested an aggregate of $75,000 with the investment banking group, which in turn loaned the money to Mindset Interactive, Inc., a wholly owned subsidiary of Mindset Interactive Corp.

The other loans of $454,205 are short term and are to be converted to units as part of the private placement. (Note 5).

NOTE  3  -  ACQUISITION  OF  MINDSET  INTERACTIVE,  INC.

Mindset Interactive, Inc. was acquired by Mindset Interactive, Corp., formerly Ecklan, Corporation effective March 31, 2001, as a wholly-owned subsidiary, for the issuance of 7,000,145 new post split shares of common stock. The transaction, which closed March 31, 2001, has been accounted for as a reverse merger whereby Mindset Interactive, Inc. is the acquirer for accounting purposes. Concurrently, 11,382,900 shares of stock were cancelled.

NOTE  4  -  CONCENTRATION  OF  REVENUE

During the six month period ended June 30, 2001, five customers accounted for 90% of the Company's revenue. For the three-month period ending June 30, 2001, one customer accounted for 74% of the Company's revenues.

NOTE  5  -  SUBSEQUENT  EVENT  -  RAISING  OF  ADDITIONAL  CAPITAL

In July 2001, the Company circulated a private placement memorandum ("PPM") to accredited foreign investors under Regulation S of the Securities Act of 1933. The offering was for up to 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at $1.25. The offering term was through July 15, 2001, with a 90-day extension, which the Company has elected to exercise. As of August 8 2001, the Company has raised approximately $2,000,000 through the sale of approximately 2,000,000 units. The proceeds of the offering will be used to repay existing debt, provide general working capital, and for potential acquisitions.

As part of this offering, certain creditors elected to participate in the PPM to acquire units in lieu of repayment, including the investment-banking group as described in Note 2. This resulted in an issuance of 1,004,205 units to satisfy the repayment of $1,004,205 in notes payable. These amounts are included in the $2,000,000 and units described in the preceding paragraph.

NOTE  6  -  PENDING  ACQUISITION  OF  MAGELLAN

The Company has determined to abandon the planned acquisition of Magellan Strategic Marketing ("Magellan") as stated in the Private Placement Memorandum agreement and the financial statements of Mindset Interactive, Inc. for the period ended December 31, 2000. Upon further review of Magellan and though the course of the due diligence process the management has determined that the acquisition was not in the best interest of Mindset Interactive, Corp. The $50,000 amount initially loaned to Magellan has been memorialized as a note receivable with interest at 8% due and payable by September 2001. The Company plans to use the monies raised in the Private Placement Memorandum for other potential acquisitions in the future or to assist in sales and marketing efforts of their technology developments.

                                     PART I

                                     ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



All statements in this discussion that are not historical are forward looking statements within the meaning of section 21E of the Securities and Exchange Act of 1934. These forward looking statements include but are not limited to "expectations", "believes", "hopes", "will", "may", "should", "project" and like expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: the Company's limited operating history, dependence on large contracts and relative concentration of customers and other risks and uncertainties detailed in the Company's Security and Exchange Commission filings, including the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.


RESULTS  OF  OPERATIONS

REVENUES
Revenues were $743,195 for the three-month period ended June 30, 2001 and $3,242,350 for the six-month period ended June 30, 2001. The decline in online advertising revenue where Mindset acted as a principal during the three-month period ended June 31, 2001 occurred as a result of efforts focused on the ramp-up of product development of other products and services.

COST  OF  REVENUE  AND  GROSS  PROFIT
Cost of revenues were $596,819 for the three-month period ended June 30, 2001 and $2,821,844 for the six-month period ended June 30, 2001. Gross profit was $146,376 for the three-month period ended June 30, 2001 and $420,506 for the six months ended June 30, 2001. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily costs associated to on-line advertising services as well as costs associated to replication of our software. In addition, COS also include servers and hosting.

OPERATING  EXPENSES
The total Operating Expenses were $405,616 for the three-month period ended June 30, 2001 and $883,596 for the six-month period ended June 30, 2001. Operating expenses consisted of G&A, Product Development, and Sales and Marketing expenses, which are detailed below.

In March 2001, we began a restructuring process to reduce employee headcount, in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary terminations of employees. The restructuring effort has positively impacted our financial results and we anticipate further reductions in operating expenses in the future.

General  and  Administrative  Expenses
General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses. General and administrative expenses were $180,877 for the three months ended June 30, 2001and $439,521 for the six months ended June 30, 2001.

Sales  and  Marketing  Expenses
Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses were $87,766 for the three month ended June 30,2001 and $173,128 for the six months ended June 30, 2001.

Product  Development  Expenses
Product development expenses consist primarily of compensation and related costs incurred to further develop our software technology capabilities. Product development expenses for the three months ended June 30, 2001 were $153,512 and $289,280 for the six months ended June 30, 2001


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company funded operations primarily through the private placement of debt. At June 30, 2001 the Company's principal source of liquidity are cash balances of approximately $72,000.

Cash used in operating activities for the six months ended June 30, 2001 was $347,000. This was primarily the result of the operating loss during the six months.

Cash provided by financing activities of $ $454,000 during the six months ended June 30, 2001 was from the issuance of convertible debt to be converted to units as part of the private placement. (Note 5 to the financial statements-subsequent events).

Cash used in investing activities was $48,307 for the six months ended June 30, 2001. The investing activity consisted primarily of the issuance of notes receivable of $50,000.

The Company is circulating a private placement effective July 15, 2001. There can be no assurance that the Company will raise enough funds to meet its cash requirements for at least the next twelve months. The company may seek additional sources of capital or be forced to reduce its cash requirements if sufficient funding is not raised through the placement.

RISK  FACTORS

You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.

WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing July 1, 2001 and there can be no assurance that new funds can be secured by June 30, 2002. We have extremely limited access, if any, to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it will be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, when needed, or at all, our business, results of operation, financial condition and continued viability will be materially adversely effected.

HIGH  VOLATILITY  OF  STOCK  PRICE
The market price of our common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH. Our limited operating history makes prediction of future revenue growth difficult. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.
We have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to: develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties; further develop and upgrade our technology; respond to competitive developments;
implement and improve operational, financial and management information systems; and attract, retain and motivate qualified employees.

WE  ANTICIPATE  CONTINUED  LOSSES  AND  WE  MAY  NEVER  BE  PROFITABLE.
We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST. Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:
The addition of new or loss of existing clients; changes in fees paid by advertisers, direct marketers or other clients; the demand by advertisers, Web marketers for our advertising solutions; the introduction of new Internet marketing services by us or our competitors; variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs; changes in governmental regulation of the Internet; and general economic conditions. Our future revenues and results of operations may be difficult to forecast due to the above factors. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

OUR FINANCIAL PERFORMANCE MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS AND TO COLLECT REVENUES.
The publicity we receive in connection with our financial performance may negatively affect our reputation and our business partners' and other market participants' perception of our company. If we are unable to maintain the existing relationships and develop new ones, our revenues could suffer materially.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.
The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising continues to remain soft or fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than click through rates, which generally have been declining. We cannot be certain that such standards will develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL
A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers and ad agencies. The profit potential for this business model is unproven. To be successful, both Internet advertising and our software solutions will need to achieve broad market acceptance by advertisers and ad agencies. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. We cannot assure you that demand for its new solutions will emerge or become sustainable.

GROWTH OF OUR BUSINESS DEPENDS ON THE DEVELOPMENT OF ONLINE MARKETING. Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, is an important part of our business model. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our products and services to generate demand for our marketing services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing direct marketing systems. In addition, since online marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of our clients.

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS OR TO DEVELOP NEW PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUE.
We offer a broad range of solutions to our customers. The failure of our cross-marketing efforts may diminish the benefits we realize from the development of these various products and services. In addition, we intend to develop new products and services that combine our knowledge and resources. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of these developments. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a demand for the new products or services developed by us. An inability to overcome such obstacles or a failure of such demand to develop could materially and adversely affect our business, financial condition and results of operations.

LOSS  OF  MAJOR  CUSTOMERS  WOULD  REDUCE  OUR  REVENUES.
We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the six month period ended June 30, 2001, our top five customers accounted for approximately 90% of our total revenues. Customers typically purchase advertising or services under agreements on a short-term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

OUR ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.
As a result of unfavorable conditions in the public equity markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers have reduced their spending on Internet advertising/traditional marketing, which has materially and adversely affected our business, financial condition and results of operations. In addition, from time to time, we have entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience similar adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition and results of operations.

OUR  FAILURE  TO  SUCCESSFULLY  COMPETE  MAY  HINDER  OUR  GROWTH.
The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including: the timing and market acceptance of new products and enhancement of existing services developed by us and our competitors; changing demands regarding customer service and support;
Shifts in sales and marketing efforts by us and our competitors; and the ease of use, performance, price and reliability of our services and products. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing, which could limit the growth of Internet marketing.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS. The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. The effectiveness of our IE Helper technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws could materially and adversely affect our business, financial condition and results of operations.

WE  MAY  BE  UNABLE  TO  CONTINUE  TO  SUCCESSFULLY  MANAGE  RAPID  GROWTH.
We may, where appropriate, continue to increase the scope of our operations both domestically and internationally, in both sales and marketing as well as technological development. We expect that we will need to continue to improve our financial and managerial controls, reporting procedures and systems. Our recent growth and expansion in operations have placed a significant strain on our managerial, operational and financial resources. To successfully compete in the evolving industry, we must: continue to improve our financial and management controls; enhance our reporting systems and procedures; continue to scale our functional capabilities; and expand, train and manage our work force; and train, retain and manage our work force. We cannot be certain that our systems, procedures or controls will be adequate to support our operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the efficient management of our sales, marketing and customer support departments.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING DEMOGRAPHIC OR OTHER CONSUMER DATA.
Growing concerns about data collection may limit our ability to develop user profiles. This could have a material adverse effect on our financial condition. In addition, we are developing our database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses.
Individuals or entities may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases.

WE MAY HAVE TO CHANGE OUR BUSINESS PLANS BASED UPON CHANGES IN INFORMATION COLLECTION PRACTICES.
There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. We cannot assure you that our business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or their attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, we cannot assure you that our products and business practices will gain market acceptance, even if they do conform to industry standards.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.
Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. State governments or governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information by us. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

DEPENDENCE  ON  THE  WEB  INFRASTRUCTURE
Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the clients using our solutions and the level of user traffic on Web sites.

RISKS  ASSOCIATED  WITH  TECHNOLOGICAL  CHANGE.
The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

                                     PART II

Item  1.
LEGAL  PROCEEDINGS  -  None

Item  2.
CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS  -  None

Item  3.
DEFAULTS  UPON  SENIOR  SECURITIES  -  None

Item  4.
SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  -  NONE


Item  6.
EXHIBITS  AND  REPORTS  ON  FORM  8-K  -  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Dated:  August  14,  2001




                           Mindset Interactive, Corp.





/s/Scott  Walker                            /s/Mike Sullivan
   Scott  Walker                               Mike Sullivan
   Director                                    President/Director


/s/Vinay  Jatwani                           /s/Nate Julson
   Vinay  Jatwani                              Nate Julson
   Secretary/Treasurer/Director                Comptroller

