Form 10QSB
period 2001-09-30
MINDSET INTERACTIVE CORP
filed 2001-11-14
CIK 1069680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the quarterly period ended September 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _______


                          Commission File No: 000-28723


                            MINDSET INTERACTIVE CORP.
        (Exact name of small business issuer as specified in its charter)



Nevada                                                                91-1906973
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5 Corporate Park, Suite 160, Irvine CA 92606
(Address of principal executive offices)

(949) 419-0262
(Issuer's telephone number)

Ecklan Corporation, 24843 Del Prado, #318, Dana Point, CA 92629
(Former name and address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 5, 2001, 18,576,717 shares of Common Stock were issued and outstanding


Transitional Small Business Disclosure Format (check one):   yes [  ]    no [X]

                            Mindset Interactive Corp
                                Table of Contents



                         PART I - Financial Information

Item 1
Financial Statements

                  Condensed Consolidated Balance Sheet at September 30, 2001

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000.

                  Condensed Consolidated Statements of Cash Flow for the nine months ended September 30 2001 and 2000.

                  Notes to Condensed Consolidated Financial Statements

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

                            MINDSET INTERACTIVE CORP
                       CONDENSED CONSOLIDATED BALANCE SEET
                               SEPTEMBER 30, 2001



ASSETS
--------------------------------------------------------------------------------

CURRENT
Cash ............................................      $   287,216
Accounts Receivable, net of allowance of $250,000          280,067
Advances to Officers ............................           75,000
Other Current Assets ............................           52,000
                                                       ------------
Total Current Assets ............................          694,283

PROPERTY AND EQUIPMENT, net .....................          247,468

OTHER ASSETS ....................................           79,517
                                                       ------------

TOTAL ASSETS ....................................      $ 1,021,268
                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT
Accounts Payable ................................      $   418,934
Other Accrued Expenses ..........................           21,243
Deferred Revenue ................................           41,238
Note Payable ....................................          550,000
                                                       ------------
Total Liabilities (all current) .................        1,031,415
                                                       ------------

STOCKHOLDERS' EQUITY

Common Stock ....................................           19,160
Additional Paid in Capital ......................        1,485,246
Accumulated Deficit .............................       (1,514,553)
                                                       ------------
Total Stockholders' Equity ......................          (10,147)
                                                       ------------

Total Liabilities and Stockholder's Equity ......      $ 1,021,268
                                                       ============


                                           MINDSET INTERACTIVE CORP
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                        For the            For the            For the            From
                                    3 Months Ended     3 Months Ended     9 Months Ended   Inception (6/22/00)
                                        9/30/01            9/30/00            9/30/01         through 9/30/00
--------------------------------------------------------------------------------------------------------------

REVENUE

Sales .........................      $    252,197       $    546,027       $  3,494,548       $    546,027
Cost of Sales .................           161,374            488,637          2,983,218            488,637
                                     ----------------------------------------------------------------------
Gross Profit ..................            90,823             57,390            511,330             57,390

OPERATING EXPENSES

General & Administrative ......           172,016            127,308            593,204            146,925
Product Development ...........            81,785             81,445            371,064             97,601
Sales & Marketing .............            84,110            109,586            257,236            122,696
                                     ----------------------------------------------------------------------
Total Operating Expense .......           337,911            318,339          1,221,504            367,222


Net Income (Loss) .............      $   (247,088)      $   (260,949)      $   (710,174)      $   (309,832)
                                     ======================================================================


Basic and diluted income (loss)
per common share ..............      $      (0.01)      $      (0.02)      $      (0.04)      $      (0.02)

Weighted Average of Common
Shares Outstanding ............        18,233,735         14,378,685         17,888,682         14,378,685


                            MINDSET INTERACTIVE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                               For the            From
                                            9 Months Ended  Inception (6//22/00)
                                               9/30/01         though 9/30/00
--------------------------------------------------------------------------------

Cash Flow from Operating Activities

Net Loss ..............................      $  (710,174)      $  (309,832)
Depreciation ..........................           40,780               681
Non-Cash Interest Expense .............           21,375                 0
Non-Cash Stock Compensation ...........           54,438                 0
Changes in operating assets and
liabilities ...........................          (88,845)          (25,889)
                                             ------------------------------
Net Cash used for Operating Activities          (682,426)         (335,040)
                                             ------------------------------

Cash Flows from Investing Activities

Acquisition of Ecklan Corp. (Note 3)  .            3,734                 0
Purchase of Fixed Assets ..............         (260,244)          (27,803)
Issuance of Note Receivable ...........          (50,000)                0
                                             ------------------------------
Net cash used for Investing Activities          (306,510)          (27,803)
                                             ------------------------------

Cash Flow from Financing Activities

Proceeds from common stock sale .......            4,390                 0
Officer advances ......................          (75,000)                0
Cash proceeds from PPM, net ...........        1,333,374           474,003
                                             ------------------------------
Net cash provided by Financing
Activities ............................        1,262,764           474,003
                                             ------------------------------

Net Change in Cash ....................          273,828           111,160

Cash at Beginning of Period ...........           13,388                 0
                                             ------------------------------

Cash at End of Period .................      $   287,216       $   111,160
                                             ==============================

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW
The Company develops software that customizes marketing tools for clients' Internet, traditional marketing and e-commerce strategies. The line of programs represent productivity applications, information and entertainment for all age groups while giving the clients an every day off-line branding presence on their customers' PCs. These off-line branding programs compliment the client's on-line marketing initiatives allowing customers easy access to the clients' web sites and e-commerce storefronts. In addition the Company focuses heavily on providing a service of Internet advertising. Initially this service has been heavily tied to connecting targeted advertisers with on-line publishers. As the Company has evolved it has created a software application that allows the Company to act as its own publisher. These software tools also allow clients the ability to market directly in a measurable manner to both prospects and customers.

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

Products and Services:

"MindTools" - All of these applications allow corporations to brand their products and services on end-users desktops.

"MindPlanner" - The MindPlanner allows users to demonstrate their individualism while interacting with useful tools created to assist in their every day life. Features of MindPlanner include an address book, a calendar, and hotlinks to financial, travel, communications and shopping sites.

"MindGames" - The "Mindgame" is another affinity-based software application that allows the users to keep their favorite images on their desktop while at the same time includes multiple games such as: cards, trivia, arcade, and more. The MindGames proves to be a great tool to allow corporations the ability to poll, and develop a direct link to their consumer base.

"MindSaver" - The MindSaver is a standard screen saver with 7 to 12 images. In addition we have included an MP3 player or a sound (wave) file that will go off the first 30 seconds that the screen saver activates. The most unique feature of the MindSaver application is the Fast Links tool bar. The Fast Links tool bar pops up when the consumers move their mouse after their MindSaver has activated. The Fast Links tool bar includes six links that the client is able to direct. (In most cases these links will either go to the clients website, or some of their affiliated partners). The Company believes MindSaver is a great branding and promotional application.

"Launch Pad" - A simple yet effective tool to push key marketing/promotional information to your consumer base. The application is a perfect co-bundle to other MindTools applications.

"MindAlmanac"- A desktop productivity tool, your single source to online links.

"Net Pal" - The "transponder" Net Pal software is a proprietary software application Mindset Interactive has acquired that will be downloaded onto a user's browser. The software will launch advertisements based on the contextual content of the website the user is currently visiting. The various features of the Net Pal software allow corporations the ability to market "on-line" directly to their client and prospect base.

The acquisition of the Net Pal software during the quarter will assist the Company in meeting its long-term objectives. Due to the complimentary nature of the online source code with the marketing features of the "MindTools" products, the combination of the two software applications allow, the Company to meet their clients overall marketing needs both on and off line. Since the primary revenue for Net Pal is derived from targeted online advertising the acquisition of the code has allowed the company to act as its own publisher. In addition since other features of the code allow the company to communicate with their user base in a more consistent manner, the Company feels that the acquisition of the code will allow them to uncover new means to generate revenue for the Company in the future.

E-Mail newsletters - With our relationships we can provide content and generate revenue from every new user who downloads any of the Company's products.

Data Capturing - The most valuable service to our clients is the ability for the Company to capture data for our clients. The level of data capturing can fluctuate depending on our client's needs. There are a number of methods by which we are able to capture this data with all of the MindTools applications. Mindset is able to charge companies varying fees for their software applications based on the desired data requests.

Internet (Online) Advertising - Through our leading targeting technologies, media sales expertise, direct marketing knowledge, and essential research tools, we help companies make the most of their marketing efforts and programs. The Company generates revenue through the placement of On-line Advertising space.


BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principals generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim period. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - NOTE PAYABLE

The outstanding obligation of $550,000, which is non-interest bearing, is due to an unrelated third party investment-banking group. Three stockholders, who are also officers and on the board of directors, have invested an aggregate of $75,000 with the investment banking group, which in turn loaned the money to Mindset Interactive, Inc., a wholly owned subsidiary of Mindset Interactive Corp.

The original note for $550,000 contained an option to convert the note payable into 25% of the common shares of Mindset Interactive Corp. The investment-banking firm has signed a subscription agreement to convert the debt to equity. See Note 5 for additional details on this matter.

NOTE 3 - ACQUISITION OF MINDSET INTERACTIVE, INC.

Mindset Interactive, Inc. was acquired by Mindset Interactive Corp., formerly Ecklan Corporation effective March 31, 2001, as a wholly owned subsidiary, in exchange for the issuance of 7,000,145 new post-split shares of Company common stock. The transaction, which closed March 31, 2001, has been accounted for as a reverse merger whereby Mindset Interactive, Inc. is the acquirer for accounting purposes. Concurrently, 11,382,900 shares of Company common stock were cancelled.

NOTE 4 - CONCENTRATION OF REVENUE

During the nine month period ended September 30, 2001, two customers accounted for 76% of the Company's revenue. For the three month period ended September 30, 2001, four customers accounted for 68% of the Company's revenues. In comparison, three customers constituted 98% of the Company's revenues during the three month period ended September 30, 2000.

NOTE 5 - RAISING OF ADDITIONAL CAPITAL

Effective July 15, 2001 the Company circulated a Private Placement Memorandum
(PPM) to accredited foreign investors under Regulation S of the Securities Act of 1933. The offering was for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.25. As of September 30, 2001 the Company raised gross proceeds of $1,420,853, and the closing occurred on October 15, 2001. The proceeds of the offering will be used to repay existing debt, provide general working capital, and for potential acquisitions. In connection with the placement the Company incurred a cost of $86,823, which was offset against the gross proceeds.

Additionally, the original debt agreement for $550,000 described in Note 2 contained an option to convert the note payable into 25% of the common shares of the Company. In lieu of repayment the creditor elected to participate in the PPM to subscribe to one unit for each dollar of outstanding principal.

The original funding agreement with this investment group provided for fundraising totaling $2.5 million to be accomplished through the private placement to investors not related to the fundraising group. Because this obligation has not been met as of the close of the private placement (October 15, 2001), the Company is negotiating the terms of conversion with the note holder to relieve the liability. As this issue has not been resolved as of September 30, 2001, the $550,000 continues to be reflected as a note payable in the Company's (condensed) consolidated balance sheet.

NOTE 6 - SOFTWARE APPLICATION PURCHASE

In July 2001, the Company entered into a hosting and asset purchase agreement to acquire an application that enables its "Net Pal" product. This purchase totaled $250,000. As this software allows the Company to derive revenues from publishing its own on-line advertising it sells to clients, the amortization of this application is included in the cost of revenues. In addition these agreements allow Mindset to maintain a proprietary user database.

                                     Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



All statements in this discussion that are not historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward looking statements include words such as "expectations", "beliefs", "hopes", "will", "may", "should", "project" and similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: the Company's limited operating history, dependence on large contracts and relative concentration of customers and other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


RESULTS OF OPERATIONS
While the Company has presented comparable period financial statements, it believes that the results of operations for the three and nine-month periods ended September 30, 2000 are not indicative of the Company's current business model and that a revenue and product comparison for the comparable periods in 2001 is not meaningful. The Company believes that its future growth will occur though increased sales and profits from its newly developed, higher margin, proprietary software applications. These software applications were developed primarily during 2001 and the development costs are reflected over the year through September 30, 2001. The Company only began to earn revenues from these new software applications during the second quarter and continuing through the quarter ending September 30, 2001. During 2000 and the first quarter of 2001, the Company's revenue was earned from the Company's activities as a reseller in high volume, low margin, online traffic brokering, a distinctly different business than its current business. The Company intends to build upon its current revenue and product mix. Further, it should be noted that the 2000 period presented represents results of activities for only three months, from the Company's inception, June 2000 through September 30, 2000.

REVENUES
Revenues were $252,197 for the three-month period ended September 30, 2001 and $3,494,548 for the nine-month period ended September 30, 2001. Revenue decreased 53% for the three months ended September 30, 2001 from $546,027 for the three months ended September 30, 2000. This decrease was partially due to a change in the product sales mix, whereby the Company entered into the more profitable sales of its new software application products and reduced its sales from broker activities, as discussed above under Results of Operations. Sales in the quarter ended September 30, 2001 were more focused on the Company's software applications, in line with the Company's developing current business model. Although sales declined from the comparable period n the prior year, gross profit increased. The Company intends to continue to focus on sales and development of its current product mix.

COST OF SALES AND GROSS PROFIT
Cost of sales consists principally of costs directly incurred in the delivery of services to clients, costs associated with on-line advertising services as well as costs associated with replication of our software. Cost of sales also includes servers, hosting, amortization of the cost of our software and compensation of employees. Gross profit was $90,823 for the three-month period ended September 30, 2001 and $57,930 for the three-month period ended September 30, 2000, reflecting the higher margins earned on the Company's new software applications.

OPERATING EXPENSES
In March 2001, the Company began a restructuring process to reduce employee headcount, in order to better align our sales, development, and administrative organization and to position our Company for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary termination of employees. The restructuring effort has positively impacted our financial results and we anticipate that this will assist us in meeting our profitability goals.

Total operating expenses have decreased in each of the first three quarters of fiscal year 2001. Operating expenses during the three months ended March 31, 2001, totaled $477,977, decreased to $405,616 and $377,911 for the quarter ended June 30, 2001 and September 30, 2001, respectively. These decreases are primarily due to decreased staff, salaries, and associated overhead.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses. General and administrative expenses were $168,282 for the three months ended September 30, 2001 and $127,308 for the three months ended September 30, 2000. These increases were primarily due to an increase in professional services and allowances for doubtful accounts.

PRODUCT DEVELOPMENT EXPENSES
Product development expenses consist primarily of compensation and related costs incurred to further develop our software technology capabilities. Product development expenses for the nine months ended September 30, 2001 reflect the continuing development of our new software applications.

SALES AND MARKETING EXPENSES
Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses were $84,110 for the three months ended September 30, 2001 reflecting a lowering trend due to the Company's personnel reductions and compensation structures.

LIQUIDITY AND CAPITAL RESOURCES
The Company funded operations primarily through funds from operations and the proceeds from a private placement to accredited foreign investors under Regulation S of the Securities Act of 1933. The placement was for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.25. As of September 30, 2001 the Company raised gross proceeds of $1,420,853. The closing of the placement occurred on October 15, 2001.

At September 30, 2001 the Company's principal source of liquidity is cash of $287,216.

Cash used in operating activities for the nine months ended September 30, 2001 was $682,426, primarily reflecting the operating loss for the nine months.

Cash used in investing activities was $306,510 for the nine months ended September 30, 2001. This investing activity primarily consisted of the issuance of a note receivable of $50,000 and the purchase of marketing software associated with "NetPal" of $250,000

The Company does not know if it has raised sufficient funds to meet its cash requirements for the next twelve months. The Company may seek additional sources of capital or be forced to reduce its cash requirements.

                                     PART II

Item 1.
LEGAL PROCEEDINGS - None

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.
DEFAULTS UPON SENIOR SECURITIES - None

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.
OTHER INFORMATION - None

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2001                    Mindset Interactive Corp





                                            By: /S/ Mike Sullivan
                                               --------------------------------
                                            Mike Sullivan
                                            Chief Executive Officer and Director


/S/ Mike Sullivan      Chief Executive Officer and Director    November 14, 2001
---------------------
Mike Sullivan


/S/ Scott Walker        President and Director                 November 14, 2001
---------------------
Scott Walker


/S/ Vinay Jatwani       Secretary, Treasurer and Director      November 14, 2001
---------------------
Vinay Jatwani

/S/ Nate Julson         Controller                             November 14, 2001
---------------------
Nate Julson