Form 10KSB
period 2001-12-31
MINDSET INTERACTIVE CORP
filed 2002-04-15
CIK 1069680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2001
                                                               -----------------

                                     Commission file number        0-28723
                                                           ---------------------

                            MINDSET INTERACTIVE CORP.
                            -------------------------
                  Name of small business issuer in its charter

             Nevada                                      91-1906973
-------------------------------             ------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

5 Corporate Park, Suite 160, Irvine CA                     92606
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

      (949) 419-0262
---------------------------
(Issuer's telephone number)

Ecklan Corporation, 24843 Del Prado, #318, Dana Point, CA 92629
---------------------------------------------------------------
(Former name and address)

Securities registered under Section 12(b) of the Exchange Act

None.

Securities registered under Section 12(g) of the Exchange Act

                         Common Stock, $0.001 par value
                    ------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 2001 totaled     $3,548,589
                                                          ----------------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 4, 2002 is $198,399 based on 3,607,262 shares held by non-affiliates and a closing price of $0.055.

The number of shares outstanding of the Registrant's common stock is 18,594,217 as of April 4, 2002.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1     Description of Business                                             5

Item 2     Description of Property                                             9

Item 3     Legal Proceedings                                                  10

Item 4     Submission of Matters to a Vote of Security Holders                10


                                PART II

Item 5     Market for Common Equity and Related Stockholder Matters           11

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 7     Financial Statements                                               25

Item 8     Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           25

                               PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  26

Item 10    Executive Compensation                                             26

Item 11    Security Ownership of Certain Beneficial Owners and Management     26

Item 12    Certain Relationships and Related Transactions                     26

Item 13    Exhibits and Reports on Form 8-K                                   27

                                     PART I


                                     ITEM 1
                             DESCRIPTION OF BUSINESS

ABOUT MINDSET INTERACTIVE CORP. ("COMPANY"), FORMERLY ECKLAN CORPORATION

Ecklan Corporation was incorporated on March 25, 1998 under the laws of the State of Texas. On January 16, 2001, pursuant to the terms of a Share Purchase Agreement entered into by and between Ecklan and Mindset Interactive, Inc., a Nevada corporation ("Mindset California"), our Company acquired all of the issued and outstanding shares of Mindset California common stock in exchange for the issuance of 7,000,145 shares of our common stock. On March 27, 2001, Ecklan effected a reverse merger with a newly established subsidiary for the purpose of changing our corporate domicile from Texas to Nevada and assuming the name of Mindset Interactive, Corp. Concurrent with this transaction, Ecklan Corporation changed its name to Mindset Interactive Corp. and redomiciled from the State of Texas to the State of Nevada.

ABOUT OUR BUSINESS

Mindset Interactive Corp. is a software development company focused on creating online and offline marketing applications. In addition to software development, the company engages in on-line/off-line direct marketing through the use of data from our growing database. Our suite of products includes custom productivity applications, information, and entertainment software programs that also provide offline-branding opportunities on a user's personal PC. These offline branding programs complement our clients' on-line marketing initiatives allowing their customers easy access to the clients' Web site and e-commence storefronts. Our Company provides both small and large corporations the ability to have a one-on-one relationship with their customers, as well as prospects through our user-friendly applications. Our Company bonds consumers with businesses, as well as businesses with businesses (B2B) through marketing tools that we believe brand, differentiate and innovate. Our Company vision is to create a personalized interactive experience for PC and Internet users. Through products such as the "MindTools" suite of products as well as Net Pal, we have created a marketing channel that enables companies to build brand awareness, promote their products, and stay in touch with their customers. We believe that we fulfill these marketing needs with the development of both software applications as well as database management.

PRODUCTS AND SERVICES

"MindTools" - Applications suite that allow corporations to brand their products and services on end-users' desktops; including:

"MindPlanner" - The MindPlanner allows users to demonstrate their individualism while interacting with useful tools created to assist in their every day life. Features of MindPlanner include an address book, a calendar, and hotlinks to financial, travel, communications and shopping sites. The Company has not yet generated revenues from this product.

"MindGames" - "MindGames" is another affinity-based software application that allows the users to keep their favorite images on their desktop while at the same time includes multiple games such as: trivia, arcade, cards, and more. The MindGames is a great tool that provides corporations the ability to poll and develop a direct link to their consumer base. The Company has not yet generated revenues from this product.

"MindSaver" - The MindSaver is a standard screen saver with seven to 12 images. In addition we have included an MP3 player or a sound (wave) file that will play during the first 30 seconds that the screen saver is activated. The most unique feature of the MindSaver application is the Fast Links tool bar. The Fast Links tool bar pops up on the desktop when the consumers move their mouse after their MindSaver has been activated. The Fast Links tool bar includes six links that the client is able to direct. In most cases these links will either go to the client's website, or a site of their affiliated partners. MindSaver is a great branding and promotional application. The Company has generated revenues from this product.

"Launch Pad" - A simple yet effective tool to push key marketing/promotional information to our client's consumer base. The application is a perfect co-bundle to other MindTools applications. The Company has generated revenues from this product.

"MindAlmanac"- A desktop productivity tool that is a consumer's single source to online links. The Company has not yet generated revenues from this product.

"Net Pal" - The "transponder" Net Pal software is a proprietary software application we have acquired that will be downloaded onto a user's browser. The software will launch advertisements based on the contextual content of the website the user is currently visiting. The various features of the Net Pal software allow corporations the ability to market "on-line" directly to their client and prospect base.

The acquisition of the Net Pal software will assist us in meeting our long-term objectives. Due to the complementary nature of the online source code with the marketing features of the "MindTools" products, the combination of the two software applications allows us to meet our clients' overall marketing needs both on and off line. Since the primary revenue for Net Pal is derived from targeted online advertising, the acquisition of the code has allowed us to act as our own publisher of internet advertising. In addition since other features of the code allow us to communicate with our user base in a more consistent manner, we believe the acquisition of the code will allow us to develop new means to generate revenue for us in the future.

Data Capturing - The most valuable service to our clients is our ability to capture data for our clients. The level of data capturing can fluctuate depending on our client's needs. There are a number of methods by which we are able to capture this data with all of the MindTools and Net Pal applications. Mindset is able to charge companies varying fees for our software applications based on the desired data requests.

Internet (On-line) Advertising - Through our leading targeting technologies, media sales expertise, direct marketing knowledge, and essential research tools, we help companies make the most of their marketing efforts and programs. Our Company generates revenue through the placement of On-line Advertising space.

Database Marketing - We have developed our sophisticated database through a variety of means: permission based users of our Desktop Software applications, users of our NetPal software, and acquisition of e-mails from "trusted" third party database companies.

INDUSTRY BACKGROUND

EMERGENCE OF THE INTERNET AS AN ADVERTISING AND DIRECT MARKETING MEDIUM

The Internet has rapidly emerged as an important medium for facilitating communication, disseminating information and conducting commerce. International Data Corporation estimates that the number of worldwide Internet users exceeded 142 million in 1998 and will grow to approximately 502 million by 2003. International Data Corporation also estimates that worldwide commerce over the Internet will grow from approximately $50.4 billion in 1998 to approximately $1.3 trillion by 2003.

As the Internet has grown, advertisers have devoted increasing portions of their advertising and marketing budgets to on-line advertising and direct marketing. Forrester Research estimates that worldwide Internet advertising spending will grow from approximately $3.3 billion in 1999 to approximately $33.1 billion in 2004. Moreover, worldwide expenditures for on-line direct marketing, as estimated by the Direct Marketing Association, will grow from approximately $603 million in 1998 to approximately $5.3 billion in 2003.

ADVANTAGES OF ON-LINE ADVERTISING AND DIRECT MARKETING OVER TRADITIONAL MEDIA

Unlike traditional broadcast media, the Internet allows advertisers to selectively target advertisements to individual consumers based upon their specific interests and characteristics. The interactivity of the Internet also enables advertisers and marketers to reach the consumer at the point of sale and to receive immediate feedback on their ad campaigns. Moreover, the Internet provides advertisers with the ability to monitor and measure the effectiveness of their campaigns and track the resulting transactions. This timely feedback enables advertisers to continually optimize ad campaigns and increase their returns on advertising spending.

SEASONALITY AND CYCLICALLY

We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months, which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

COMPETITION

The market for interactive, Internet-based marketing solutions is extremely competitive. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

         o The timing and market acceptance of new solutions and enhancements to existing solutions developed by either us or our competitors;
         o The continued and increasing acceptance by marketers of the Internet as an effective and cost efficient means of advertising;
         o The ability to adapt to the rapidly changing trends of the Internet;
         o    Our customer service and support efforts;
         o    Our sales and marketing efforts;
         o Our ability to adapt and scale our technology as customer needs change and grow;
         o The ease of use, performance, price and reliability of solutions developed either by us or our competitors

As we expand the scope of our Web services, we may face greater competition from a number of Web sites and other media companies across a wide range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Several companies offer competitive products or services. We also compete with television, radio, cable and print for a share of the overall advertising budgets of marketers.

MATERIAL SUBSEQUENT EVENT

Our management is currently in negotiations to sell all of the issued and outstanding shares of our operating subsidiary, Mindset California, in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 6,484,000. Following the share exchange, our Company will no longer have any revenue generating assets or operations. Following the sale, Mindset California will own all of the rights, title, and interest in the operating assets and will assume all of the liabilities except for a note payable in the aggregate principal amount of $550,000, which will remain with the parent company. Concurrently with this exchange, our Company's officers and directors will resign from all positions with our Company, but will continue as officers and directors of Mindset California. The transaction will be effective 20 days after mailing the definitive Information Statement to our shareholders.

EMPLOYEES

As of April 8, 2002, our Company employed 10 full-time employees. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and other personnel.

ABILITY TO MANAGE GROWTH

The Company anticipates expanding all of its sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

In June 2000, we entered into a month-to-month lease for approximately 900 square feet of executive suite office space in Irvine, California at a monthly rent of $5,192. In April 2001, the size of the space was reduced to approximately 700 square feet at a monthly rent of $3,898. The lease of these premises terminated in November 2001.

In November 2001, we entered into a lease for approximately 3,442 square feet of administrative office space in Irvine, California at a monthly rent of $7,228. The term of this lease is three years. The monthly rate is scheduled to increase to $7,517 and $7,818 in the second and third years respectively. This office space serves as corporate headquarters and we anticipate that this space is sufficient to suit our needs for the foreseeable future.

                                     ITEM 3
                                LEGAL PROCEEDINGS

We have become aware of a lawsuit filed against our Company, by Virtumundo, Inc. in the Circuit Court of Jackson County, Missouri, in March 2002, captioned VIRTUMUNDO, INC. v. MINDSET INTERACTIVE, INC. AND INURV, INC.

Virtumundo alleges in the petition for damages that our Company sold database information lists to Virtumundo in violation of representations that the customers had consented to "opt in" and receive e-mail solicitations of promotional offers. Virtumundo seeks specific damages of $50,000 or rescission of the database purchase agreement, and additional unspecified damages and punitive damages.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


                                     ITEM 5
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Company's Common Stock trades on the Over-the-Counter Bulletin Board under the trading symbol "MSIA". The OTC Electronic Bulletin Board has no financial eligibility standards and is separate from the Nasdaq Stock Market. The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table sets forth the high and low bid prices for shares of our Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

FISCAL YEAR ENDED DECEMBER 31, 2001

                                                              HIGH        LOW
                                                             -------     ------
                                    First quarter             1.711       1.25
                                    Second quarter            1.40        1.18
                                    Third quarter             1.195        .17
                                    Fourth quarter             .36         .17

FISCAL YEAR ENDED DECEMBER 31, 2000

                                                              HIGH        LOW
                                                             -------     ------
                                    First quarter              NA          NA
                                    Second quarter             NA          NA
                                    Third quarter              .66         .66
                                    Fourth quarter            3.882        .66

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of our Company Common Stock as of the close of business on April 4, 2002 was approximately 157. Approximately, 8,502,310 shares are currently held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near future. Our Company intends to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

Effective March 31, 2001, Ecklan acquired 100% of the outstanding shares of Mindset California through the issuance of 7,000,145 new shares of common stock. This stock was exchanged with the then current shareholders of Mindset California on a one to one basis. Subsequent to the acquisition, the Company had 17,707,025 common shares outstanding.

Effective July 15, 2001 the Company circulated a Private Placement Memorandum (the "PP") to accredited foreign investors under Regulation S of the Securities Act of 1933. The offering was for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.25. The Company raised gross proceeds of $1,420,853, and the closing occurred on October 15, 2001. As of the date of this filing, the Company has only received subscription agreements for 902,192 shares. Accordingly, share certificates have only been issued for subscribed shares. The remaining 518,661 shares have not been issued pending receipt of the subscription agreements by the Company and certification as accredited investors. The proceeds of the offering were used to repay existing debt, provide general working capital, and for potential acquisitions. In connection with the placement the Company incurred a cost of $86,823, which was offset against the gross proceeds.

The issuance and sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) of the Securities Act as transactions by an issuer not involving any public offering and as transactions involving offers and sales by an issuer solely to accredited investors in which the aggregate offering price did not exceed the amount allowed under Section 3(b) of the Securities Act. There was no advertising or public solicitation in connection with the transactions, and the issuer filed the prescribed notices with the Securities and Exchange Commission. Each purchaser of securities represented, with supporting information, that such purchaser was an accredited investor; that such purchaser was acquiring the securities for such purchaser's own account and not for the account or benefit of any other person; that the securities were being acquired for investment and not with a view to the distribution thereof; and that such purchaser did not intend to sell or otherwise dispose of all or any part of the securities at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that such purchaser would offer or resell securities only if the securities are registered under the Securities Act or an exemption from such registration is available (and confirmed by an opinion of counsel satisfactory to our Company). We placed restrictive legends on the certificates representing the securities and placed "stop transfer" instructions with the transfer agent for our common stock.

                                     ITEM 6
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

While we have presented comparable period financial statements, we believe that the results of operations for the period from inception, June 21, 2000 to December 31, 2000 are not indicative of our Company's current business model and that a revenue and product comparison for the comparable period in 2001 is not meaningful. We believe that our future growth will occur though increased sales and profits from our newly developed, higher margin, proprietary software applications. These software applications were developed primarily during 2001 and the development costs are reflected over the year through December 31, 2001. We only began to earn revenues from these new software applications and data sales during the second quarter and continuing through the quarter ending December 31, 2001. During 2000 and the first quarter of 2001, our revenue was earned from our activities as a reseller in high volume, low margin, online traffic brokering, a distinctly different business than our current business. We intend to build upon our current revenue and product mix. Further, it should be noted that the 2000 fiscal year presented represents results of activities for only six months, from our Company's inception in June 2000 through December 31, 2000.

REVENUES

Revenue increased approximately $1.3 million, or 60.3%, to $3,548,589 for 2001 from $2,213,324 in 2000. This increase was partially due to a change in our product sales mix, whereby we entered into the more profitable sales of our new software application products and reduced our sales from broker activities.

The increase in sales was primarily in the areas of Net Pal, Data and Software. Unlike sales in 2000 where the Company purchased limited advertising space from third party publishers, with Net Pal the Company was able to sell space it owned which lead to increased revenue. The Data sales also allowed us to increase revenue and most of the data sales were derived from a relationship between the company and third party data providers. In 2001, our software applications (MindTools) also reached a point of feasibility, which allowed us to add it as an additional revenue stream.

COST OF SALES AND GROSS PROFIT

Cost of sales consists principally of costs directly incurred in the delivery of services to clients, costs associated with on-line advertising services, as well as costs associated with replication of our software. Cost of sales also includes servers, hosting, amortization of the cost of our software and compensation of employees. Gross profit was $837,410 (approx. 24%) for the twelve-month period ended December 31, 2001, and $152,537 (approx. 7%) for the six-month period ended December 31, 2000, reflecting the higher margins earned on the Company's data, software, and Net Pal sales. Unlike sales in 2000, where the company purchased limited inventory from third party publishers, with Net Pal the company was able to sell advertising space it owned which lead to increased profitability. The data sales also allowed to increased revenue and most of the data sales were derived from a relationship between the Company and a related party data provider. In the relationship, the company shared in the revenue associated to the data sold. This relationship allowed for the company to receive commission for the sales generated and due to the revenue share the company did not have related costs associated to the data.

OPERATING EXPENSES

Salaries, wages and related benefits increased 71% to $941,446 in 2001 from $548,526 in 2000. The primary reason for this increase was the increased duration of operations, as only six months of activity were concluded in 2000. In March 2001, we began a restructuring process to reduce employee headcount, in order to better align our sales, development, and administrative organization and to position our Company for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary termination of employees. The restructuring effort has positively impacted our financial results and we anticipate that this will assist us in meeting our profitability goals.

General and administrative expenses primarily consisted of compensation and related costs to support personnel, rent, insurance, professional services, and an allowance for doubtful accounts. Total general and administrative costs increased to $873,371 in 2001 from $479,315 in 2000. The increase reflects the additional six months of operations in 2001. Also, because of the increased activity, additional insurance and professional service fees (legal and accounting) were incurred in relation to its public filings.

Product development expenses consisted primarily of compensation and related costs incurred to further develop our software technology capabilities. Product development expenses increased to $547,790 for the twelve months ended December 31, 2001 as compared to $236,700 for the comparable period ended December 31, 2000, and reflect a longer period of operations and the continuing development of our new software applications.

Sales and marketing expenses include compensation, commissions and professional service fees to personnel directly related to our sales force, along with other general marketing expenses. These expenses increased to $376,748 in 2001 from $235,290 in 2000. Most of this increase can be attributed to our additional length of operations and increased sales efforts as our proprietary products attained feasibility.

Net loss increased $173,680 to $978,057 in 2001 from an $804,377 loss in 2000.
The increase can primarily be attributed to the additional six months of activity. While our length of operations doubled, net loss only grew by 21%, reflecting growth in revenues, gross margin, and a decrease in operating expenses on a pro-rata basis.

LIQUIDITY RESOURCES AND CAPITAL

Our Company funded operations primarily through funds from operations, a Note Payable issued in November 2000, and the proceeds from a private placement of common stock to accredited foreign investors under Regulation S of the Securities Act of 1933.

We issued a convertible note payable in November 2000 in the amount of $550,000. See Material Subsequent Evert below.

We sold 1,420,853 units at a purchase price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant to purchase an additional share of our common stock at an exercise price of $1.25 per share. The closing of the private placement took place on October 15, 2001.

At December 31, 2001 our principal source of liquidity is cash of $78,045.

Cash used in operating activities for the 12 months ended December 31, 2001 was $875,631, primarily reflecting the operating loss for the 12 months.

Cash used in investing activities was $312,644 for the 12 months ended December 31, 2001. This investing activity primarily consisted of the issuance of a note receivable of $50,000 and the purchase of marketing software associated with "Net Pal" of $250,000.

Cash provided by financing activities totaled $1,252,932. The primary source of these funds was the circulation of the PPM noted above in this section.

We may not have raised sufficient funds to meet our cash requirements for the next 12 months. We may seek additional sources of capital or be forced to reduce our cash requirements.

MATERIAL SUBSEQUENT EVENTS

Our management is currently in negotiations to sell all of the issued and outstanding shares of our operating subsidiary, Mindset California, in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 6,484,000. Following the share exchange, our Company will no longer have any revenue generating assets or operations. Following the sale, Mindset California will own all of the rights, title, and interest in the operating assets and will assume all of the liabilities except for a note payable in the aggregate principal amount of $550,000, which will remain with the parent company. Concurrently with this exchange, our Company's officers and directors will resign from all positions with our Company, but will continue as officers and directors of Mindset California. The transaction will be effective 20 days after mailing the definitive Information Statement to our shareholders.

FORWARD LOOKING STATEMENTS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-KSB are forward-looking statements, and the actual results and developments may be materially different from those expressed in or implied by such statements.

RISK FACTORS

You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.

WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing January 1, 2002 and there can be no assurance that new funds can be secured by January 1, 2003. We have extremely limited access, if any, to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it will be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, when needed, or at all, our business, results of operation, financial condition and continued viability will be materially adversely effected.

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

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

At times in the past and in certain segments, our revenues have grown significantly. Our limited operating history makes prediction of future revenue growth difficult. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR
BUSINESS

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE

We may not be able to achieve or sustain profitability in the future. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST

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

OUR FINANCIAL PERFORMANCE MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS AND TO COLLECT REVENUES

The publicity we receive in connection with our financial performance may negatively affect our reputation and our business partners' and other market participants' perception of our company. If we are unable to maintain the existing relationships and develop new ones, our revenues could suffer materially.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP

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

GROWTH OF OUR BUSINESS DEPENDS ON THE DEVELOPMENT OF ONLINE MARKETING

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

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS OR TO DEVELOP NEW PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUE

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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES

We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the twelve month period ended December 31, 2001, our top five customers accounted for approximately 61.5% of our total revenues. Customers typically purchase advertising or services under agreements on a short-term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

OUR ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS

As a result of unfavorable conditions in the public equity markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers have reduced their spending on Internet advertising/traditional marketing, which has materially and adversely affected our business, financial condition and results of operations. In addition, from time to time, we have entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience similar adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition, and results of operations.

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH

The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including: the timing and market acceptance of new products and enhancement of existing services developed by us and our competitors; changing demands regarding customer service and support; Shifts in sales and marketing efforts by us and our competitors; and the ease of use, performance, price and reliability of our services and products. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than ours. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing, which could limit the growth of Internet marketing.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. The effectiveness of our NetPal technology and database sales and marketing could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws could materially and adversely affect our business, financial condition, and results of operations.

WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH

We may, where appropriate, continue to increase the scope of our operations both domestically and internationally, in both sales and marketing as well as technological development. We expect that we will need to continue to improve our financial and managerial controls, reporting procedures, and systems. Our recent growth and expansion in operations have placed a significant strain on our managerial, operational, and financial resources. To successfully compete in the evolving industry, we must: continue to improve our financial and management controls; enhance our reporting systems and procedures; continue to scale our functional capabilities; and expand, train, and manage our work force. We cannot be certain that our systems, procedures, or controls will be adequate to support our operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the efficient management of our sales, marketing and customer support departments.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING DEMOGRAPHIC OR OTHER CONSUMER
DATA

Growing concerns about data collection may limit our ability to develop user profiles. This could have a material adverse effect on our financial condition. In addition, we are developing our database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses. Individuals or entities may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright, or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases.

WE MAY HAVE TO CHANGE OUR BUSINESS PLANS BASED UPON CHANGES IN INFORMATION COLLECTION PRACTICES

There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution, and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. We cannot assure you that our business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation, regulation, enforcement efforts, or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or their attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, we cannot assure you that our products and business practices will gain market acceptance, even if they do conform to industry standards.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS

Laws and regulations directly applicable to Internet communications, commerce, and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, and advertising medium. State governments or governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information by us. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations, and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

DEPENDENCE ON THE WEB INFRASTRUCTURE

Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity, security, and timely development of enabling products such as high speed modems, for providing reliable Web access, services, and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the clients using our solutions and the level of user traffic on Web sites.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction, or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

                                     ITEM 7
                              FINANCIAL STATEMENTS

The full text of our Company's audited consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 begins on page F-1 of this Report and is incorporated herein by reference.


                                     ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III


                                     ITEM 9
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Information required by this item will be contained in our Company's Information Statement to be filed with the Securities and Exchange Commission by April 30, 2002 and is incorporated herein by reference.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information required by this item will be contained in our Company's Information Statement to be filed with the Securities and Exchange Commission by April 30, 2002 and is incorporated herein by reference.


                                     ITEM 11
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be contained in our Company's Information Statement to be filed with the Securities and Exchange Commission by April 30, 2002 and is incorporated herein by reference.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in our Company's Information Statement to be filed with the Securities and Exchange Commission by April 30, 2002 and is incorporated herein by reference.

                                     ITEM 13
                         EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits
         --------

         None

(b)      Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 12, 2002                 Mindset Interactive Corp.


                                      By:  /s/ Mike Sullivan
                                         --------------------------------------
                                           Mike Sullivan
                                           Chief Executive Officer and Director


/s/ Mike Sullivan         Chief Executive Officer and Director    April 12, 2002
-----------------------   Mike Sullivan



/s/Scott Walker           President and Director                  April 12, 2002
-----------------------
Scott Walker



/s/ Vinay Jatwani         Secretary, Treasurer and Director       April 12, 2002
-----------------------   Vinay Jatwani



/s/ Nate Julson           Director of Finance and Operations      April 12, 2002
-----------------------
Nate Julson

                                Table of Contents

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-1

Financial Statements

       Balance Sheets                                                       F-2

       Statements of Operations                                             F-4

       Statements of Stockholders' Equity (Deficit)                         F-5

       Statements of Cash Flows                                             F-6

       Notes to Financial Statements                                        F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Mindset Interactive Corp.

We have audited the accompanying consolidated balance sheets of Mindset Interactive Corp. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and the period from inception, June 21, 2000, through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from inception, June 21, 2000, through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from inception, has a working capital deficit, and has a stockholders' (deficit) that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. Additionally, as described in Note 11, the Company is considering selling its only operating subsidiary, Mindset Interactive, Inc., which would eliminate all revenue producing assets and operations of the consolidated Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ HASKELL & WHITE LLP

April 5, 2002

                            MINDSET INTERACTIVE CORP

                           CONSOLIDATED BALANCE SHEETS


                                                                December 31
                                                           ---------------------
                                                             2001        2000
--------------------------------------------------------------------------------

                                     Assets
CURRENT
Cash and cash equivalents ..............................   $ 78,045    $ 13,388
Accounts Receivable, net of allowance for doubtful
    accounts of $350,000 and $100,00 respectively ......    400,705     136,284
Note Receivable ........................................     49,500          --
Prepaid Expenses .......................................     36,628          --
Other Assets ...........................................     25,018      43,058
                                                           ---------------------

         Total Current Assets ..........................    589,896     192,730

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation ......................................    219,153      31,738
                                                           ---------------------

         TOTAL ASSETS ..................................   $809,049    $224,468
                                                           =====================


          See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                         December 31
                                                                 ---------------------------
                                                                     2001           2000
--------------------------------------------------------------------------------------------

                 Liabilities and Stockholders' Equity (Deficit)

CURRENT LIABILITIES
Accounts Payable and accrued expenses ........................   $   422,038    $   354,395
Accounts Payable due to related party (Note 4) ...............       136,003             --
Other Accrued Expenses .......................................         7,910             --
Unearned Revenue .............................................            --          8,620
Note Payable, net of unamortized discount (Note 5) ...........       550,000        528,625
Stock Payable ................................................       518,661             --
                                                                 ---------------------------

         Total Current Liabilities ...........................     1,634,612        891,640

Due to shareholders ..........................................        18,000         25,000
                                                                 ---------------------------

         Total Liabilities ...................................     1,652,612        916,640

Commitments and contingencies (Notes 7 and 11)


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 15,000,000 authorized,
    18,594,217 and 14,770,000 issued and outstanding;
    42,500 and none pending issuance, including none and
    29,677 reserved for unearned compensation, respectively ..        18,637         14,770
Additional Paid in Capital ...................................       995,234        102,031
Unearned Compensation ........................................            --         (4,596)
Receivable from Officers .....................................       (75,000)            --
Accumulated Deficit ..........................................    (1,782,434)      (804,377)
                                                                 ---------------------------

         Total Stockholders' Equity (Deficit) ................      (843,563)      (692,172)
                                                                 ---------------------------

Total Liabilities and Stockholder's Equity (Deficit) .........   $   809,049    $   224,468
                                                                 ===========================

          See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         >From Inception
                                                                            (6/21/00)
                                                           Year Ended        through
                                                            12/31/01        12/31/00
---------------------------------------------------------------------------------------

Revenues ..............................................   $  3,548,589    $  2,213,324
Cost of Sales .........................................      2,711,179       2,060,787
                                                          -----------------------------

         Gross Profit .................................        837,410         152,537
                                                          -----------------------------

OPERATING EXPENSES

General & Administrative ..............................        873,371         479,315
Research and Development ..............................        547,790         236,700
Sales & Marketing .....................................        376,748         235,290
                                                          -----------------------------

           Total Operating Expenses ...................      1,797,909         951,305
                                                          -----------------------------

Operating Loss ........................................       (960,499)       (798,768)
                                                          -----------------------------

Other income (expense)
   Interest Income ....................................          7,216           3,313
   Interest Expense ...................................        (23,174)         (8,122)
                                                          -----------------------------

           Total other (expense) ......................        (15,958)         (4,809)
                                                          -----------------------------

Loss before provision for income taxes ................       (976,457)       (803,577)

           Provision for income taxes .................         (1,600)           (800)
                                                          -----------------------------

Net Loss ..............................................   $   (978,057)   $   (804,377)
                                                          =============================

Basic and diluted net loss per common share ...........   $      (0.06)   $      (0.06)
                                                          =============================

Weighted average number of common shares outstanding ..     16,324,912      14,630,147
                                                          =============================

          See accompanying notes to consolidated financial statements.

                                      MINDSET INTERACTIVE CORP

                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION, JUNE 21, 2000, THROUGH DECEMBER 31, 2001


                                                        Common Stock           Additional
                                                ---------------------------     Paid-in        Unearned
                                                   Shares          Amount       Capital      Compensation
                                                ------------   ------------   ------------   ------------

BALANCES, June 21, 2000                                  --    $        --    $        --    $        --

Issuance of common stock to founders (Note 2)    14,200,000         14,200        (14,200)            --
Conversion feature on note payable                       --             --         28,500             --
Stock issued to advisors for services               260,000            260         40,022             --
Gross stock compensation granted to employees       310,000            310         47,709        (48,019)
Stock compensation earned by employees                   --             --             --         43,423
Net loss for the period from inception,
     June 21, 2000 through December
     31, 2000                                            --             --             --             --
                                                ------------   ------------   ------------   ------------
BALANCES, December 31, 2000                      14,770,000         14,770        102,031         (4,596)

Stock compensation earned by employees                   --             --             --          4,596
Recapitalization (Note 10)                        2,937,025          2,937            797             --
Gross stock compensation granted to employees        32,500             33         66,888             --
Stock issued to advisor for services                 10,000             10         12,590             --
Cancellation of stock previously granted
                                                    (15,000)           (15)        (1,539)            --
Issuance of shares, net of offering costs           902,192            902        814,467             --
Payment to officers                                      --             --             --             --
Net loss                                                 --             --             --             --
                                                ------------   ------------   ------------   ------------

BALANCES, December 31, 2001                      18,637,717    $    18,637    $   995,234    $        --
                                                ============   ============   ============   ============

                                                                                              (CONTINUED)

                                                                                 Total
                                                 Receivable                   Stockholders'
                                                   from        Accumulated      Equity
                                                  Officers       Deficit       (Deficit)
                                                ------------   ------------   ------------

BALANCES, June 21, 2000                         $        --    $        --    $        --

Issuance of common stock to founders (Note 2)            --             --             --
Conversion feature on note payable                       --             --         28,500
Stock issued to advisors for services                    --             --         40,282
Gross stock compensation granted to employees            --             --             --
Stock compensation earned by employees                   --             --         43,423
Net loss for the period from inception,
     June 21, 2000 through December
     31, 2000                                            --       (804,377)      (804,377)
                                                ------------   ------------   ------------

BALANCES, December 31, 2000                              --       (804,377)      (692,172)

Stock compensation earned by employees                   --             --          4,596
Recapitalization (Note 10)                               --             --          3,734
Gross stock compensation granted to employees            --             --         66,921
Stock issued to advisor for services                     --             --         12,600
Cancellation of stock previously granted
                                                         --             --         (1,554)
Issuance of shares, net of offering costs                --             --        815,369
Payment to officers                                 (75,000)            --        (75,000)
Net loss                                                 --       (978,057)      (978,057)
                                                ------------   ------------   ------------

BALANCES, December 31, 2001                     $   (75,000)   $(1,782,434)   $  (843,563)
                                                ============   ============   ============

                    See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        From
                                                                      Inception
                                                                      (6/21/00)
                                                         Year Ended    through
                                                          12/31/01     12/31/00
--------------------------------------------------------------------------------

Cash Flow from Operating Activities

Net Loss .............................................   $(978,057)   $(804,377)
Adjustments to reconcile net loss to net cash
  (used) by operating activities:
      Non-Cash Interest Expense ......................      21,375        7,125
      Depreciation ...................................      75,729        4,565
      Non-Cash Stock Compensation ....................      81,661       83,705
      Recapitalization ...............................       3,734           --
Increase (decrease) from changes in:
      Accounts Receivable ............................    (264,421)    (136,284)
      Other assets ...................................     (18,588)     (43,058)
      Accounts Payable and accrued Expenses ..........      75,547      354,395
      Accounts payable due to related party ..........     136,009           --
      Unearned Revenue ...............................      (8,620)       8,620
      Due to shareholders ............................          --       25,000
                                                         -----------------------

           Net Cash (used) for Operating Activities ..    (875,631)    (500,309)
                                                         -----------------------

Cash Flows from Investing Activities

Acquisition of property and equipment ................    (263,144)     (36,303)
Repayment on note receivable .........................         500           --
Issuance of Note Receivable ..........................     (50,000)          --
                                                         -----------------------

           Net cash (used) for Investing Activities ..    (312,644)     (36,303)
                                                         -----------------------

          See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

                                                                        From
                                                                      Inception
                                                                      (6/21/00)
                                                         Year Ended    through
                                                          12/31/01     12/31/00
--------------------------------------------------------------------------------

Cash Flow from Financing Activities

Issuance of Common Stock, net of offering costs ......   $   816,271  $      --
Advances received on common stock subscription .......       518,661         --
Repayment to officers ................................        (7,000)        --
Advance to officers ..................................       (75,000)        --
Proceeds from borrowing on note payable ..............            --    550,000
                                                         -----------------------

           Net cash provided by financing activities..     1,252,932    550,000
                                                         -----------------------

Net increase in cash and cash equivalents ............        64,657     13,388

Cash, beginning of period ............................        13,388         --
                                                         -----------------------

Cash, end of period ..................................   $    78,045  $  13,388
                                                         =======================

          See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
------------------------------------------------------------------------

During the period ended December 31, 2000, the Company entered into a non-interest bearing note payable agreement under which the Company received $550,000 cash. The note payable contained a conversion privilege whereby the outstanding principal could be converted into 25% of the common stock outstanding. The note payable was due in full on June 2, 2001. Discounting the note repayment on June 1, 2001 yielded an imputed interest amount of $28,500. This value was assigned to the conversion feature of the note payable, which is presented in additional paid in capital. Of the aggregate debt discount of $28,500, $21,375, and $7,125 was recognized as non-cash interest expense for the period from inception, June 21, 2000, and for the year ended December 31, 2001, respectively.

The founders' stock was recorded with a par value of $14,200 during the period ended December 31, 2000.

During the year ended December 31, 2001, the Company recorded a non-cash financing activity of $3,734 as a result of the recapitalization of the consolidated Company from the reverse merger transaction (Note 10). Since Mindset Interactive, Inc. was the accounting acquiror, the equity of that entity was changed to conform to the equity of the reporting entity.


Cash Paid:                                                2001        2000
                                                      ----------   ----------

       Interest                                       $   1,799    $     997
                                                      ==========   ==========

       Income taxes                                   $     800    $     800
                                                      ==========   ==========

          See accompanying notes to consolidated financial statements.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Mindset Interactive Inc. ("Mindset California") was incorporated on June 21, 2000 under the laws of the State of Nevada. Effective March 31, 2001, Mindset California was acquired by Ecklan Corporation ("Mindset" or "the Company"), a Texas Corporation, in a stock purchase acquisition, which was treated as a capital transaction for reporting purposes, resulting in Mindset California being the accounting acquirer (Note 10). Following the transaction, Mindset California became a wholly-owned subsidiary of the Company. Ecklan Corporation concurrently changed its name to Mindset Interactive Corp. and redomiciled in the State of Nevada. The Company continued to be engaged in the business of Mindset California, which is the development of software that customizes marketing tools for clients' Internet, traditional marketing, and e-commerce strategies. Software programs include productivity, information, and entertainment applications to provide customers of the Company's clients an offline branding presence on the customers' personal computers. These offline branding programs complement clients' online marketing initiatives by allowing easy access to website and e-commerce store fronts. The Company's traditional marketing services provide clients with a large network of publishers in order to create a channel to purchase online advertising space. The Company acts as an agent to many advertisers by connecting them to targeted publishers.


         GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. Additionally, the Company has used all of its working capital and amounts obtained through financing for its operations. As of December 31, 2001, the Company's current liabilities exceed current assets by $1,044,716 and a net capital deficiency of $843,563.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOING CONCERN (CONTINUED)

         In order to satisfy these obligations, the Company is dependent upon the future development of its business plan, which in turn is dependent upon the Company raising additional funding through debt or equity transactions. A significant obligation of $518,661 will be satisfied through the issuance of common stock (Note 6).

         Further, management is currently in negotiations to sell the Company's only operating subsidiary, Mindset Interactive, Inc., which would leave the Company with no revenue producing assets or operations. This would require the shareholders of the Company to appoint new management and locate another company or assets that can provide for the future operations of the Company. There can be no guarantee that the Company can acquire such operations on terms agreeable to the shareholders or a new management team.

         PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements include the accounts and operations of the parent Company, Mindset Interactive Corp, along with the accounts and operations of the Company's wholly owned operating subsidiary, Mindset Interactive, Inc. All intercompany balances and transactions have been eliminated in consolidation. See
         Note 11.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains accounts at a high-quality financial institution. All cash amounts are swept into a money market account at the end of each business day. The money market account is not FDIC insured.

         PROPERTY AND EQUIPMENT

         The Company provides for depreciation over estimated useful lives, ranging from three to five years, using the straight-line method. The Company has acquired software code that has been developed into the Company's Net Pal product. Management estimates the useful life of this product to be two years and is amortizing its cost over the remaining useful life. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

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

         The majority of the Company's revenue from Internet-based advertising services is recorded in accordance with Emerging Issues Task Force Abstract Issue No. 99-19 "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-19"). The Company records advertising revenue, and the related costs, on a gross basis for most transactions. For most transactions, the Company acts as a principal to these transactions and takes all risks and rewards of ownership through advance purchases of advertising space, which is then resold to advertisers. Additionally, the Company's advertising customers view Mindset as the party primarily responsible for providing the advertising services. Mindset generally has discretion in selecting suppliers. In addition to providing advertising space to customers, the Company provides necessary technical services for an Internet-based advertising campaign, such as creating the "impression" and content, working with the publishers to ensure technical compatibility, and traffic record keeping.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

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

         The Company has also engaged in transactions supplying email data to customers. Several of these transactions are revenue sharing transactions, whereby Mindset shares the amount of revenue it receives from its customer with the vendor. Mindset utilizes its sales force to market vendor databases. The Company supplies vendor databases to the customer prior to invoicing. The ultimate customer reviews the database and identifies duplicate or incomplete data. Customers then notify Mindset regarding the total number of email data accepted. Mindset then recognizes the revenue from the transaction and invoices the customer based on accepted data. Upon collection of the funds from the customer, Mindset submits the revenue sharing portion to the appropriate vendor. Mindset recognizes its portion of the revenue sharing amount as commission income.

         The Company has also engaged in a significant transaction involving an advertising barter transaction. The Company accounted for this transaction under the guidance expressed under Emerging Issues Task Force Abstract No. 99-17 "Accounting for Advertising Barter Transactions" The Company has recorded this transaction at its estimated fair value of $77,250 during the year ended December 31, 2001.

         RESEARCH AND DEVELOPMENT COSTS/SOFTWARE CAPITALIZATION

         Research and development costs for software products, including design, development, and testing, are expensed as incurred, until technological feasibility has been established. Once this is established, additional cost for coding, testing, and/or producing product masters are capitalized until such time as the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to external economic life and changes in hardware and software technologies for the year ended December 31, 2001. The Company's research and development cost has consisted primarily of salaries of those individuals involved in such development.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Company compensated several employees and non-employees through issuances of shares of common stock (Note 2). An aggregate $81,661 and $83,705 was recorded for earned and unearned compensation, which management believes represents the fair value of such compensation, for the year and period ended December 31, 2001 and 2000, respectively.

         INCOME TAXES

         Pursuant to the reverse merger with Ecklan, Mindset California became a 100% owned subsidiary of Mindset, and the Company files consolidated income tax returns.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (CONTINUED)

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

         The Company's net deferred tax asset at December 31, 2001 and 2000, consists primarily of net operating losses amounting to approximately $660,000 and $256,000, respectively. At December 31, 2001 and 2000, the Company provided a 100% valuation allowance on the net deferred tax assets. No benefit for income taxes has been provided in the accompanying statement of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was more likely than not that the benefits of the deferred tax assets would be realized.

         RECLASSIFICATIONS

         Certain accounts for the year 2000 have been reclassed to conform to the method of presentation for the year 2001 consolidated financial statements.

2.       PROMISSORY NOTE RECEIVABLE

         In connection with a potential acquisition during the year, which ultimately was not executed, a promissory note from Magellan Strategic Marking ("Magellan ") in favor of Mindset was executed for $50,000 with an 8% interest rate on March 28, 2001. Mindset initially wired $25,000 to Magellan on March 30, 2001, with the remainder paid on April 15, 2001.

         Magellan is in default under the promissory note, as they have not repaid the outstanding balance, which was due in full on November 25, 2001. The amount outstanding at December 31, 2001 is $49,500, including accrued interest.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


2.       PROMISSORY NOTE RECEIVABLE (CONTINUED)

         The Company has further entered into a revenue sharing agreement with Magellan, whereby the Company will receive part of Magellan's share of the revenue during the initial period of the agreement, which will be used to pay down the outstanding balance due on this note. Management believes the revenue derived from this transaction will be sufficient to collect the full amount of the outstanding balance.

3.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 and 2000 consists of the following:

                                                            2001        2000
                                                        -----------  -----------

         Computer hardware and software                 $  299,448   $   36,303
         Less: accumulated depreciation                    (80,295)      (4,565)
                                                        -----------  -----------

                                                        $  219,153   $   31,738
                                                        ===========  ===========

4.       ACCOUNTS PAYABLE DUE TO RELATED PARTY

         During the fourth quarter of 2001, the Company began conducting business with a vendor, National Data Services ("NDS"), which is a related party through common ownership. A significant shareholder, who is an officer of the Company and is a member of the Board of Directors owns a controlling interest in NDS. The Company has executed a licensing agreement with NDS, whereby NDS provides email databases to the Company, who then markets the databases to its customers. Upon any sale of the databases, Mindset shares 50% of the sales price to NDS. For the year ended December 31, 2001, the Company sold approximately $661,000 of NDS's database to third party customers. Mindset recognized revenue of approximately $330,500 and owed the remaining amount to NDS. As of December 31, 2001, the Company's remaining balance to NDS was $136,003.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


5.       NOTES PAYABLE

                                                             2001        2000

                                                          ----------  ----------
         Non-interest bearing, convertible note payable,
           due in full on June 1, 2001.  Conversion
           privilege allows for outstanding obligation to
           be convertible into a 25% interest in the
           Company. See Note 2                            $ 550,000   $ 550,000


         Less unamortized discount based on imputed
           interest rate of 8%                                   --     (21,375)
                                                          ----------  ----------

                                                          $ 550,000   $ 528,625
                                                          ==========  ==========

         The outstanding obligation is due to a third-party venture capital group, that along with its affiliates, are significant shareholders. The officers and members of the Board of Directors have invested $75,000 with the venture capital group through a note agreement. The venture capital group transacted similar arrangements with other individuals and pooled these funds to loan to the Company. The Company disbursed $75,000 to the board members in August 2001 with proceeds from the Private Placement ("PP") ( Note 9). The Company made no repayments to any other shareholders. As the $75,000 obligation for the executed note with the officers as individuals remains with the venture capital group and not the Company, the $75,000 payments were recorded as an advance to officers.

6.       STOCK PAYABLE

         The Company raised a total of $1,420,853 through its PP, as described in Note 9. As the Company only received subscription agreements from investors for $902,192, only 902,192 certificates of common stock have been issued to the investors. The remaining 518,661 shares are pending certification as accredited investors, upon which the certificates will be issued. Therefore, the $518,661 is reflected as a stock payable at December 31, 2001.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


7.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company entered into a lease agreement for office space on June 6, 2000. Rent payments were $5,192 per month, expiring October 1, 2000. The Company also leased phone and fax lines from the same landlord concurrent with the lease. The rent for these items was $662 per month. Even though the lease has expired, the Company continued to occupy the space on a month-to-month basis through November 2001.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         OPERATING LEASES (CONTINUED)

         In November 2001, the Company moved and entered into a lease agreement for office space. Rent payments are $7,228, $7,517, and $7,818 per month through November 2002, 2003 and 2004 respectively.

         Minimum lease payments are as follows for each of the years ending December 31:

            2002                                 $    87,025
            2003                                      90,505
            2004                                      85,988
                                                 ------------

                                                 $   263,518
                                                 ============

         Rent expense for the year ended December 31, 2001, and the period from inception, June 21, 2000 through December 31, 2000 was approximately $62,600 and $36,200 for office space and approximately $4,800 and $6,900 for office furniture, respectively.

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

         The Company's revenues for the period ended December 31, 2001 were substantially derived from a limited number of customers, as the top five customers accounted for a total of 66% of revenues. For the period ended December 31, 2000, the top five customers represented a total of 89% of revenues.

         Five customers accounted for 43% of the outstanding accounts receivable balance at December 31, 2001. In comparison, five customers accounted for 96% of the outstanding accounts receivable as of December 31, 2000. The collectibility of some of the outstanding accounts is uncertain and is reflected in the allowance for doubtful accounts.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         CONCENTRATIONS (CONTINUED)

         For the period ended December 31, 2000, the Company's advertising/marketing costs were concentrated with three publishers, each of which provided more than 10% of the total. Collectively, these three publishers accounted for 76% of total advertising/marketing expenses. One publisher's unpaid balance at December 31, 2000 accounted for 28% of the total accounts payable balance. Another non-publisher vendor accounted for 13% of the accounts payable balance. In 2001, there was limited concentration of any vendor with the exception of National Data Services, which is discussed above in Note 4.

         LEGAL MATTERS

         We have become aware of a lawsuit filed against our Company, by Virtumundo, Inc. in the Circuit Court of Jackson County, Missouri, in March 2002, captioned VIRTUMUNDO, INC. v. MINDSET INTERACTIVE, INC. AND INURV, INC.

         Virtumundo alleges in the petition for damages that our Company sold database information lists to Virtumundo in violation of representations that the customers had consented to "opt in" and receive e-mail solicitations of promotional offers. Virtumundo seeks specific damages of $50,000 or rescission of the database purchase agreement, and additional unspecified damages and punitive damages.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


8.       INCOME TAXES

         The provision for income taxes consists of the following components for the years ended December 31,:

                                                           2001          2000
                                                        ----------    ----------

            Current:
               Federal                                  $      --     $      --
               State                                        1,600           800
                                                        ----------    ----------

                                                            1,600           800
                                                        ----------    ----------

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


8.       INCOME TAXES (CONTINUED)

                                                            2001         2000
                                                        ----------    ----------

            Deferred:
               Federal                                         --            --
               State                                           --            --
                                                        ----------    ----------

                                                        $   1,600     $     800
                                                        ==========    ==========

         The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows as of December 31,:

                                                            2001         2000
                                                        ----------    ----------

            Deferred tax assets:
               Unearned income                          $ 139,420     $  39,834
               Net operating loss carry forwards          659,633       256,395
               Amortization                                 2,340         2,993
               Depreciation                               (11,472)          130
               Accrued vacation pay                         2,514            --
               Accrued expenses                             7,170            --
               Stock compensation                              --        17,297
                                                        ----------    ----------

            Gross deferred tax assets                     799,605       316,649

            Valuation allowance                          (799,605)     (316,649)
                                                        ----------    ----------

            Deferred tax assets, net of allowance       $      --     $      --
                                                        ==========    ==========

         At December 31, 2001, the Company has a Federal tax net operating loss carry forward of approximately $1,656,00, which expires in 2020 and 2021, and a state net operating loss carry forward of approximately $1,656,000, which expires in 2010 and 2021. The net operating losses are limited to approximately $426,000 per year for the change in control on the purchase of Mindset California, pursuant to Internal Revenue Code Section 382.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


9.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         On September 7, 2000, Mindset California issued 100,000 shares of common stock to its three founding shareholders.

         Effective November 15, 2000, Mindset California adopted a 142-to-1 split of its common stock. After this split, the Company had 14,200,000 shares outstanding. The financial statements herein are presented giving the retroactive effect to the reverse stock split as of and for the period ended December 31, 2000.

         Effective November 15, 2000, Mindset California granted a total of 570,000 shares of common stock. Of these shares, 69,500 were issued to a founding shareholder, 240,500 common shares were granted to employees, and 260,000 common shares were granted to non-employees. Upon granting of stock to employees, unearned compensation equivalent to the fair value or estimated market value of Mindset California's stock was charged to stockholders' equity and subsequently amortized over the periods during which the employees earn the stock. Most employees were not entitled to the shares until six months after their employment date. The employees earned shares as they perform their employment duties. Mindset California recorded non-cash stock compensation expense for those periods, or months, that the employees provided such services, on a pro-rata basis. Similarly, issuances of stock to non-employees were recorded at fair value in accordance with SFAS 123. As of December 31, 2001, all employees had earned their shares.

         Effective March 31, 2001, Ecklan acquired 100% of the outstanding shares of Mindset California through the issuance of 7,000,145 new shares of common stock. This stock was exchanged with the then current shareholders of Mindset California on a one to one basis. Subsequent to the acquisition, the Company had 17,707,025 common shares outstanding.

         Effective July 15, 2001 the Company circulated a Private Placement ("PP") to accredited foreign investors under Regulation S of the Securities Act of 1933. The offering was for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.25. The Company raised gross proceeds of $1,420,853, and the closing occurred on October 15, 2001. As of the date of this filing, the Company has only received subscription agreements for 902,192 shares. Accordingly, share certificates have only been issued for these shares. The remaining 518,661 shares have

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


9.       STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK (CONTINUED)

         not been issued pending receipt of the subscription agreements by the Company and certification as accredited investors. The proceeds of the offering were used to repay existing debt, provide general working capital. In connection with the placement the Company incurred a cost of $86,823, which was offset against the gross proceeds.

         Additionally, the original debt agreement for $550,000 described in
         Note 5 contained an option to convert the note payable into 25% of the common shares of the Company. In lieu of repayment the creditor elected to participate in the PP to subscribe to one unit for each dollar of outstanding principal. However, due to management's belief that the note holder has not performed under the terms of their agreement with the Company, the note has not been converted.

         The original funding agreement with this investment group provided for fundraising totaling $2.5 million to be accomplished through the private placement to investors not related to the fundraising group. Because this obligation has not been met as of the close of the private placement (October 15, 2001), the Company is negotiating the terms of conversion with the note holder to relieve the liability and consider the amount as contributed capital. As this issue has not been resolved as of April 4, 2002, the $550,000 continues to be reflected as a note payable in the Company's consolidated balance sheet. See Note 11 for further details regarding the resolution of this issue.

                            MINDSET INTERACTIVE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
             FROM INCEPTION, JUNE 21, 2001 THROUGH DECEMBER 31, 2000


10.      ACQUISITION OF MINDSET INTERACTIVE, INC.

         In January 2001, the Company announced plans to acquire Mindset Interactive, Inc. (Mindset California).

         Immediately prior to the acquisition, the Company effected a 1.9 for 1 split, increasing the outstanding shares to 22,089,780, and simultaneously received 11,382,900 cancelled shares of Company stock from a controlling stockholder. This resulted in 10,706,880 shares outstanding. The Company purchased 100% of the outstanding stock of Mindset California by exchanging 7,000,145 shares of newly issued Company stock to the stockholders of Mindset California on a one to one basis. After the issuance of the new shares, the Company had 17,707,025 shares outstanding. The existing officers and directors of Ecklan resigned and were replaced by persons nominated by Mindset California. Effective March 27, 2001, Ecklan changed its name to Mindset Interactive Corp. and redomiciled in the State of Nevada.

         The transaction, which closed on March 31, 2001, was accounted for as a reverse merger whereby Mindset California is the acquirer for accounting purposes.

11.      SUBSEQUENT EVENT - POTENTIAL SALE OF OPERATING SUBSIDIARY

         Subsequent to December 31, 2001 negotiations were entered into by the Company's directors to buy the Company's only operating subsidiary, Mindset Interactive, Inc., which would leave the Company with no revenue producing assets or operations. This would require the shareholders of the Company to appoint new management and locate another company or assets that can provide for the future operations of the Company. There can be no guarantee that the Company's directors can acquire such operations on terms agreeable to the shareholders or a new management team should these negotiations come to fruition and the contemplated transaction be consummated.