Form 10KSB/A
period 2001-12-31
MINDSET INTERACTIVE CORP
filed 2002-04-29
CIK 1069680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2001

                                                  Commission file number 0-28723

                            MINDSET INTERACTIVE CORP.
                  Name of small business issuer in its charter

              Nevada                                     91-1906973
-------------------------------             ------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

5 Corporate Park, Suite 160, Irvine CA                     92606
----------------------------------------                 ----------
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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 2001 totaled $3,548,589

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 4, 2002 is $198,399 based on 3,607,262 shares held by non-affiliates and a closing price of $0.055.

The number of shares outstanding of the Registrant's common stock is 18,594,217 as of April 4, 2002.

Explanatory Note
----------------

This amendment contains Part III of the Form 10-KSB filed by Mindset Interactive Corp. on April 15, 2002 for the year ended December 31, 2001.

                                    PART III

                                     ITEM 9

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of our Company as of December 31, 2001 were:

     NAME                     AGE         POSITION
     ----                     ---         --------
     Mike Sullivan             42         Chief Executive Officer and Director
     Scott Walker              39         President and Director
     Vinay Jatwani             30         Chief Operating Officer, Treasurer,
                                          Secretary and Director

MIKE SULLIVAN was elected to our Board of Directors in April 2001 and was appointed Chief Executive Officer of our Company in April 2001. Mr. Sullivan has over 16 years of experience in software development and in the video game industry. From Jan. 1990 until Nov. 1994, he worked as Art Director and a graphic artist at Imagineering, Inc. where he developed animation, created graphical content and designed video games for Nintendo/Sega. In 1995, Mr. Sullivan served as Art Director for the interactive division of the advertising agency DMB&B(NYC). In 1997, he founded Blackhawk Graphics, Ltd. and developed software programs for corporate and entertainment companies in New York City. Mr. Sullivan attended the Center for Creative Studies in Detroit, MI.

SCOTT WALKER was elected to our Board of Directors in April 2001 and was appointed President of our Company in April 2001. From 1997 until 1999 Mr. Walker served as president of Internet Technology Corp. In November 1995 he founded NetPage Communications, Inc., an internet service provider that was subsequently sold to NetGuard Technologies in April 1997.

VINAY JATWANI was elected to our Board of Directors in April 2001 and was appointed Chief Operating Officer, Treasurer and Secretary in April 2001. From October 1998 until September 1999 Mr. Jatwani served as the General Manager and Vice President of Sales for Battery Network, where he was instrumental in restructuring the management team and directed the company's sales force. From March 1996 until September 1998, Mr. Jatwani worked as a VP of Sales at Altec Products, Inc., a national print and software distributor. Mr. Jatwani obtained his B.A. in Economics and Political Science from the University of California Irvine.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

                           Summary Compensation Table
                           --------------------------

      The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2001 and 2000 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer receiving a salary over $100,000 per year.

                                           Annual Compensation                         Long Term
                                 -----------------------------------------          Compensation Awards
                                                                           -------------------------------------
                                                              Other          Restricted
 Name and principal                                           annual       stock award(s)  Securities Options/
      position                      Salary      Bonus      compensation         ($)              SARs (#)
                        Year         ($)         ($)           ($)
 -------------------- ---------- ------------- --------- ----------------- --------------- ---------------------
 Mike Sullivan,       2001       $110,166(1)     -0-           -0-              -0-                -0-
 Chief Executive
 Officer
 -------------------- ---------- ------------- --------- ----------------- --------------- ---------------------
 Scott Walker,        2001       $147,028(2)     -0-           -0-              -0-                -0-
 President
 -------------------- ---------- ------------- --------- ----------------- --------------- ---------------------
 Vinay Jatwani,       2001       $112,111(3)     -0-           -0-              -0-                -0-
 Chief Operating
 Officer
 -------------------- ---------- ------------- --------- ----------------- --------------- ---------------------

  (1) Mr. Sullivan elected to defer $6,000 of his compensation for the fiscal year ended December 31, 2001.

  (2) Mr. Walker elected to defer $7,000 of his compensation for the fiscal year ended December 31, 2001.

  (3) Mr. Jatwani elected to defer $5,000 of his compensation for the fiscal year ended December 31, 2001.

                                     ITEM 11
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 25, 2002, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 5 Corporate Park, Suite 160, Irvine, California 92606.

                                            NUMBER OF         PERCENTAGE
         SHAREHOLDER (1)                    SHARES (2)        OWNERSHIP
         ---------------                    ----------        ---------
         Vinay Jatwani                      2,084,645         11.2%
         Mike Sullivan                      2,200,000         11.8%
         Scott Walker                       2,200,000         11.8%
         All Officers and Directors
            as a Group (3 persons)          6,484,645         34.9%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our management is currently in negotiations to sell all of the issued and outstanding shares of our operating subsidiary, Mindset Interactive, Inc., a Nevada corporation, in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 6,484,000. Following the share exchange, our Company will no longer have any revenue generating assets or operations. Concurrently with this exchange, our Company's officers and directors will resign. The transaction will be effective 20 days after filing the definitive Information Statement with the Securities and Exchange Commission.

During the fourth quarter of 2001, our Company began conducting business with a vendor, National Data Services ("NDS"), which is a related party through common ownership. A significant shareholder, who is an officer of our Company and is a member of our Board of Directors owns a controlling interest in NDS. We executed a licensing agreement with NDS, whereby NDS provides e-mail databases to our Company, and we in turn market the databases to our customers. Upon any sale of the databases, our Company distributes 50% of the sales price to NDS. For the year ended December 31, 2001, our Company sold approximately $661,000 of NDS's database to third party customers. We recognized revenue of approximately $330,500 and owed the remaining amount to NDS. As of December 31, 2001, our remaining balance due to NDS was $136,003.

                                     ITEM 13
                         EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

         Exhibit No.       Description


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 29, 2002                    Mindset Interactive Corp.


                                         By: /s/ Mike Sullivan
                                            ------------------------------
                                            Mike Sullivan
                                            Chief Executive Officer and Director

/s/ Mike Sullivan                  Chief Executive Officer and Director      April 29, 2002
------------------------
Mike Sullivan



/s/ Scott Walker                   President and Director                    April 29, 2002
------------------------
Scott Walker



/s/ Vinay Jatwani                  Secretary, Treasurer and Director         April 29, 2002
------------------------
Vinay Jatwani



/s/ Nate Julson                    Director of Finance and Operations        April 29, 2002
------------------------
Nate Julson

