Form 10QSB
period 2002-03-31
MINDSET INTERACTIVE CORP
filed 2002-05-22
CIK 1069680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
---

For the quarterly period ended March 31, 2002

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 7, 2002, 18,594,217 shares of Common Stock were issued and outstanding

Transitional Small Business Disclosure Format (check one):   Yes [  ]    No [X]

                            MINDSET INTERACTIVE CORP.
                                Table of Contents

                         PART I - Financial Information

Item 1
Financial Statements

         Condensed Consolidated Balance Sheet at March 31, 2002 (Unaudited)

         Condensed Consolidated Statements of Operations for the three months ended March 31 2002 and 2001. (Unaudited)

         Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2002 and 2001. (Unaudited)

         Notes to Condensed Consolidated Financial Statements at March 31, 2002 (Unaudited)

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

                            MINDSET INTERACTIVE CORP.
                       CONDENSED CONSOLIDATED BALANCE SEET
                                   (Unaudited)
                                 March 31, 2002

ASSETS
--------------------------------------------------------------------------------

CURRENT
Cash ......................................................         $   107,439
Accounts Receivable, net of allowance of $350,000 .........             253,102
Note Receivable ...........................................              48,692
Other Current Assets ......................................              23,744
                                                                    ------------
Total Current Assets ......................................             432,977

PROPERTY AND EQUIPMENT, net ...............................             197,984

OTHER ASSETS ..............................................              25,018
                                                                    ------------

TOTAL ASSETS ..............................................         $   655,979
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT
Accounts Payable ..........................................         $   409,825
Other Accrued Expenses ....................................              62,120
Note Payable ..............................................             550,000
Stock Payable .............................................             518,661
                                                                    ------------
Total Liabilities (all current) ...........................           1,540,606
                                                                    ------------

STOCKHOLDERS' EQUITY

Common Stock ..............................................              18,637
Additional Paid in Capital ................................             995,234
Receivable from Officers ..................................             (75,000)
Accumulated Deficit .......................................          (1,823,498)
                                                                    ------------
Total Stockholders' Equity (Deficit) ......................            (884,627)
                                                                    ------------

Total Liabilities and Stockholder's Equity ................         $   655,979
                                                                    ============


                                 MINDSET INTERACTIVE CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                           Three Months       Three Months
                                                              Ended               Ended
                                                             3/31/02             3/31/01
------------------------------------------------------------------------------------------
Revenues ...........................................      $    440,211       $  2,499,155
Cost of Sales ......................................           161,183          2,225,025
                                                          --------------------------------

         Gross Profit ..............................           279,028            274,130
                                                          --------------------------------

OPERATING EXPENSES

General & Administrative ...........................           127,975            222,709
Research and Development ...........................            83,184            156,778
Sales & Marketing ..................................           108,779             93,684
                                                          --------------------------------
           Total Operating Expenses ................           319,398            473,171
                                                          --------------------------------

Operating Loss .....................................           (40,910)          (199,041)
                                                          --------------------------------

Other income (expense)
   Interest Income .................................             1,152              3,313
   Interest Expense ................................              (505)            (8,122)
                                                          --------------------------------

           Total other (expense)  ..................               647             (4,809)
                                                          --------------------------------

Loss before income tax provision ...................           (40,263)          (203,850)

           Provision for income taxes ..............              (800)                 0
                                                          --------------------------------

Net Loss ...........................................      $    (41,063)      $   (203,850)
                                                          ================================

Basic and diluted net loss per common share ........      $       0.00       $       (.01)
                                                          ================================

Weighted average number of common shares outstanding        18,594,217         17,707,025
                                                          ================================


                            MINDSET INTERACTIVE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                            Three Months Ended  Three Months Ended
                                                   3/31/02           3/31/01
----------------------------------------------------------------------------------
Cash Flow from Operating Activities

Net Loss ...................................    $ (41,063)        $(203,850)
Depreciation ...............................       35,732             3,139
Non-Cash Interest Expense ..................            0            10,687
Non-Cash Stock Compensation ................            0             3,254
Changes in operating assets and
liabilities ................................       49,289            39,693
                                                ----------------------------
Net Cash provided by (used in)
Operating Activities .......................       43,958          (147,077)
                                                ----------------------------

Cash Flows from Investing Activities

Acquisition of Ecklan Corp. ................                          3,734
Purchase of Fixed Assets ...................      (14,564)           (2,042)
                                                ----------------------------
Net cash provided by (used in)
Investing Activities .......................      (14,564)            1,692
                                                ----------------------------

Cash Flow from Financing Activities

Proceeds from borrowings ...................            0           164,220
                                                ----------------------------
Net cash provided by
Financing Activities .......................            0           164,220
                                                ----------------------------

Net Increase in Cash .......................       29,394            18,835

Cash at Beginning of Period ................       78,045            13,388
                                                ----------------------------

Cash at End of Period ......................    $ 107,439         $  32,223
                                                ============================

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

NOTE 1 - COMPANY OVERVIEW, BASIS OF PRESENTATION. REVENUE RECOGNITION AND GOING CONCERN

COMPANY OVERVIEW

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

Our Company bonds consumers with businesses, as well as businesses with businesses (B2B) through marketing tools that we believe brand, differentiate and innovate. Our Company vision is to create a personalized interactive experience for PC and Internet users. Through products such as "MindTools", Net Pal, database marketing, and email advertising, we have created a marketing channel that enables companies to build brand awareness, promote their products, and stay in touch with their customers. We believe that we fulfill these marketing needs with the development of both software applications as well as database management.

Products and Services:

MindTools - Applications that allow corporations to brand their products and services on end-users' desktops.

MindPlanner - The MindPlanner allows users to demonstrate their individualism while interacting with useful tools created to assist in their every day life. Features of MindPlanner include an address book, a calendar, and hotlinks to financial, travel, communications and shopping sites.

MindTrivia - MindTrivia is another affinity-based software application that allows the users to keep their favorite images on their desktop while at the same time includes multiple games such as: trivia, arcade, cards, and more. The MindGames is a great tool that provides corporations the ability to poll and develop a direct link to their consumer base.

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

MindSaver - The MindSaver is a standard screen saver with seven to 12 images. In addition we have included an MP3 player or a sound (wave) file that will play during the first 30 seconds that the screen saver is activated. The most unique feature of the MindSaver application is the Fast Links tool bar. The Fast Links tool bar pops up on the desktop when the consumers move their mouse after their MindSaver has been activated. The Fast Links tool bar includes six links that the client is able to direct. In most cases these links will either go to the client's website, or a site of their affiliated partners. MindSaver is a great branding and promotional application.

Launch - A simple yet effective tool to push key marketing/promotional information to our client's consumer base. The application is a perfect co-bundle to other MindTools applications.

MindAlmanac - A desktop productivity tool that is a consumer's single source to online links.

Net Pal - The "transponder" Net Pal software is a proprietary software application we have acquired that will be downloaded onto a user's browser. The software will launch advertisements based on the contextual content of the website the user is currently visiting. The various features of the Net Pal software allow corporations the ability to market "on-line" directly to their client and prospect base.

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

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

Database Marketing - We have developed our sophisticated database through a variety of means: permission based users of our Desktop Software applications, users of our NetPal software, and acquisition of e-mails from "trusted" third party database companies.

Email Advertising - The Company has added an additional revenue stream by providing advertising services to its clients by marketing directly to a captive audience of over 10 million users. These services have specifically been developed to enable clients the ability to lower their customer acquisition costs and allow the company to continue to increase sales by marketing to their user base.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principals generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The statements include all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim period. The results of operations for the three-month period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The condensed consolidated financial statements of Mindset Interactive Corp. include its only operating subsidiary, Mindset Interactive, Inc. ("Mindset California")

REVENUE RECOGNITION

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

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

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

MATERIAL SUBSEQUENT EVENT

Our management has entered into a separation agreement to sell all of the issued and outstanding shares of our operating subsidiary, Mindset California, in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 6,484,000. These shares will be returned to treasury and cancelled. Following the share exchange, our Company will no longer have any revenue generating assets or operations. Concurrently with this exchange, our Company's officers and directors will resign. The transaction will be effective 20 days after mailing the definitive Information Statement to our shareholders, which will be mailed May 28, 2002.

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as noted above, management has entered into a separation agreement to sell the Company's only operating subsidiary, Mindset Interactive, Inc., which would leave the Company with no revenue producing assets or operations. Further, as the Company's officers and directors intend to resign, the shareholders of the Company will need to appoint new management and directors, and locate another company or assets that can provide for the future operations of the Company. There can be no guarantee that the Company can acquire such operations on terms agreeable to the shareholders or a new management team, which raises substantial doubt about its ability to continue as a going concern.

NOTE 2 - ACCOUNTS PAYABLE DUE TO RELATED PARTY

During the fourth quarter of 2001, the Company began conducting business with a vendor, National Data Services ("NDS"), which is a related party through common ownership. A significant shareholder, who is an officer of the Company and is a member of the Board of Directors, owns a controlling interest in NDS. The Company has executed a licensing agreement with NDS, whereby NDS provides email databases to the Company, who then markets the databases to its customers. Upon any sale of the database and email marketing, Mindset shares 50% of the sales price to NDS. For the quarter ended March 31, 2002, the Company sold approximately $391,340 of NDS's database to third party customers. Mindset recognized revenue of approximately $195,670 and owed the remaining amount to NDS. As of March 31, 2002, the balance due to NDS was $120,595.

As the contract with NDS did not begin until the fourth quarter of 2001, there is no comparison available to the three months ended March 31, 2001.

NOTE 3 - NOTE PAYABLE

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

                           MINDSET INTERACTIVE, CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

NOTE 4 - STOCK PAYABLE

The Company raised a total of $1,420,853 through its Private Placement stock offering in the prior year. As the Company only received subscription agreements from investors for $902,192, only 902,192 certificates of common stock have been issued to the investors. The remaining 518,661 shares are pending certification as accredited investors, upon which the certificates will be issued. Therefore, the $518,661 is reflected as a stock payable at March 31, 2002.

NOTE 5 - CONCENTRATION OF REVENUE

During the three month period ended March 31, 2002, five customers accounted for 46% of the Company's revenue. For the three-month period ended March 31, 2001, five customers accounted for 96% of the Company's revenues.

This decrease in revenue concentration can be attributed to 1) Additional revenue streams such as email and database marketing and 2) Continued emphasis by the Company on sales and marketing efforts to gain new customers now that the development of our products has reached a stage of feasibility, in comparison to 2001.

                                     Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

All statements in this discussion that are not historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward looking statements include words such as "expectations", "beliefs", "hopes", "will", "may", "should", "project" and similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: the Company's limited operating history, dependence on large contracts and relative concentration of customers and other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As noted above, management has entered into a separation agreement to sell the Company's only operating subsidiary, Mindset Interactive, Inc., which would leave the Company with no revenue producing assets or operations. Further, as the Company's officers and directors intend to resign, the shareholders of the Company will need to appoint new management and directors, and locate another company or assets that can provide for the future operations of the Company. There can be no guarantee that the Company can acquire such operations on terms agreeable to the shareholders or a new management team, which raises substantial doubt about its ability to continue as a going concern.

RESULTS OF OPERATIONS

While we have presented comparable period financial statements, we believe that the results of operations for the period from January 1, 2001 to March 31, 2001 are not indicative of our Company's current business model and that a revenue and product comparison for the comparable period in 2001 is not meaningful. Our newly developed, higher margin, proprietary software applications, data, and e-mail sales were developed primarily during 2001 and the development costs are reflected over the year through December 31, 2001. We only began to earn revenues from these new software applications, data, and e-mail sales during the second quarter 2001. During 2000 and the first two quarters of 2001, our revenue was earned from our activities as a reseller in high volume, low margin, online traffic brokering, a distinctly different business than our current business.

REVENUES

Revenues were $440,211 for the three-month period ended March 31, 2002. Revenue decreased 82% for the three months ended March 31, 2002 from $2,499,155 for the three months ended March 31, 2001. This decrease was due to a change in the product sales mix, whereby the Company entered into the more profitable sales of its new software application products data and e-mails sales and reduced its sales from broker activities, as discussed above under Results of Operations. Sales in the quarter ended March 31, 2002 were more focused on the Company's software applications, data, and e-mail sales, in line with the Company's current business model. Although aggregate sales declined from the comparable period in the prior year, gross profit increased.

COST OF SALES AND GROSS PROFIT

Cost of sales consists principally of costs directly incurred in the delivery of services to clients, costs associated with on-line advertising services as well as costs associated with replication of our software. Cost of sales also includes servers, hosting, amortization of the cost of our software and compensation of employees. Gross profit was $279,028 for the three-month period ended March 31, 2002 and $274,130 for the three-month period ended March 31, 2001, reflecting the higher margins earned on the Company's new software applications.

OPERATING EXPENSES

In March 2001, the Company began a restructuring process to reduce employee headcount, in order to better align our sales, development, and administrative organization and to position our Company for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary termination of employees. The restructuring effort has positively impacted our financial results.

Operating expenses during the three months ended March 31, 2002, totaled $319,938, decreasing 33% for the three months ended March 31, 2002 from $477,980 for the three months ended March 31, 2001. These decreases are primarily due to decreased staff, salaries, and associated overhead.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation, facilities expenses, and other overhead expenses. General and administrative expenses were $127,975 for the three months ended March 31, 2002 and $227,518 for the three months ended March 31, 2001. This decrease were primarily due to a decrease in the allowance for doubtful accounts and a decrease in overall expenses as discussed above in "Operating Expenses"

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development expenses consist primarily of compensation and related costs incurred to further develop our software technology capabilities. Research and Development expenses for the three months ended March 31, 2002 was $83,184, which decreased from $156,778 for the three months ended March 31, 2001. This decrease is attributed to the fact that our software has developed to a point of feasibility, along with a general decrease in all operating expenses since our expense restructuring in 2001.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions, and marketing materials. Sales and marketing expenses were $108,779 for the three months ended March 31, 2002. These expenses increased from $93,684, which reflects the company's shift of emphasis from development to sales, while maintaining an overall lower total operating expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded operations primarily through cash from operations and the proceeds from a private placement stock offering to accredited foreign investors under Regulation S of the Securities Act of 1933. The offering was for 3,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.25. As of the closing of the Private Placement on October 15, 2001, the Company raised gross proceeds of $1,420,853.

At March 31, 2002 the Company's principal source of liquidity is cash of $107,439 as compared to $32,223, as of March 31, 2001.

Cash flow from operating activities for the three months ended March 31 2002 was $43,958, and $(147,077), for the same period ending March 31, 2001. This was primarily due to an increase in gross profits and a decrease in operating expenses, which resulted in the decrease of net loss by $162,787.

Cash flows from investing activities was $(14,564) for the three months ended March 31, 2002, and $1,692, for three months ended March 31, 2001 This investing activity primarily consisted of increased purchasing of fixed assets to build the infrastructure necessary to fulfill email advertising.

Cash flow from financing activities was $0 for the three months ended March 31, 2002, as compared to $164,220 for the three months ended March 31, 2001. The monies received in the first quarter of last year were an advance on the private placement stock offering from the Company's investment banking group. There was no additional financing in 2002.

The Company does not know if it has raised sufficient funds to meet its cash requirements for the next twelve months. The Company may seek additional sources of capital or be forced to reduce its cash requirements. However, our future operations are jeopardized by the transaction discussed below.

Our management has entered into a separation agreement to sell all of the issued and outstanding shares of our operating subsidiary, Mindset California, in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 6,484,000. These shares will be returned to treasury and cancelled. Following the share exchange, our Company will no longer have any revenue generating assets or operations. Concurrently with this exchange, our Company's officers and directors will resign. The transaction will be effective 20 days after mailing the definitive Information Statement to our shareholders, which will be mailed May 28, 2002.

                                     PART II

Item 1.
LEGAL PROCEEDINGS

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

Date:  May 22, 2002                         Mindset Interactive Corp

                                            By: /S/ Scott Walker
                                               --------------------------------
                                            Scott Walker
                                            President and Director

/S/ Scott Walker           President and Director                   May 22, 2002
------------------------
Scott Walker

/S/ Vinay Jatwani          Secretary, Treasurer and Director        May 22, 2002
------------------------
Vinay Jatwani

/S/ Mike Sullivan          Chief Executive Officer and Director     May 22, 2002
------------------------
Mike Sullivan

/S/ Nate Julson            Director of Finance and Operations       May 22, 2002
------------------------
Nate Julson