Form 10QSB
period 2002-06-30
MINDSET INTERACTIVE CORP
filed 2002-08-19
CIK 1069680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2002


                      Commission File No: _________________


                            MINDSET INTERACTIVE CORP.
                          (f.k.a. - Ecklan Corporation)



Nevada                                                                91-1906973
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

9th Floor, 555 Burrard Street, Box 273
Two Bentall Centre
Vancouver, British Columbia, Canada,                                     V7X 1M8
Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code                (604) 893-7062

Ecklan Corporation, 24843 Del Prado, #318, Dana Point CA                   92629
(Former name and address)

As of August 12, 2002, 12,153,072 shares of Common Stock were issued and outstanding


Transitional Small Business Disclosure Format (check one):    yes [ ]    no [X]

                            Mindset Interactive Corp
                                Table of Contents



                         PART I - Financial Information

Item 1
         Condensed Consolidated Balance Sheet
         Condensed Consolidated Statements of Operations
         Condensed Consolidated Statement of Changes in Stockholders' Equity Condensed Consolidated Statements of Cash Flow
         Notes to Condensed Consolidated Financial Statements

Item 2
         Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II - Other Information

Item 1.           Legal Proceedings
Item 2.           Changes in Securities and Use of Proceeds
Item 3.           Defaults Upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K
Item 7.           Signatures

                            MINDSET INTERACTIVE CORP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


ASSETS
--------------------------------------------------------------------------------


Total assets .................................................      $        --
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT
Accounts Payable .............................................      $     4,000
Stock Payable ................................................          518,661
Note Payable .................................................          550,000
                                                                    ------------
Total Current Liabilities ....................................        1,072,661
                                                                    ------------



STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock .................................................           12,153
Additional Paid in Capital ...................................          128,092
Accumulated Deficit ..........................................       (1,212,906)
                                                                    ------------
Total Stockholders' Equity (Deficit) .........................       (1,072,661)
                                                                    ------------

Total Liabilities and Stockholders' Equity (Deficit) .........      $        --
                                                                    ============

                            MINDSET INTERACTIVE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 2002


                                          3 Months Ended                6 Months Ended
                                    6/30/02         6/30/01         6/30/02         6/30/01
-----------------------------------------------------------------------------------------------

REVENUE

Sales                            $         --    $         --    $         --    $         --
Cost of Sales                              --              --              --              --
                                 -------------   -------------   -------------   -------------
Gross Profit                               --              --              --              --
                                 -------------   -------------   -------------   -------------


OPERATING EXPENSES

General and Administrative              4,000              --           4,000              --
                                 -------------   -------------   -------------   -------------
Total Operating Expense                 4,000              --           4,000              --
                                 -------------   -------------   -------------   -------------

Net Loss before discontinued
  operations                           (4,000)             --          (4,000)             --

Loss from discontinued
  operations of Mindset
  Interactive, Inc. subsidiary       (148,206)       (259,240)       (193,269)       (463,090)
                                 -------------   -------------   -------------   -------------
Net loss                         $   (152,206)   $   (259,240)   $   (197,269)   $   (463,090)
                                 =============   =============   =============   =============

Basic and diluted loss
  Per common shares              $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
                                 =============   =============   =============   =============

Weighted average of
  Common Shares
  Outstanding                      17,729,598      17,719,855      18,161,907      17,713,296
                                 =============   =============   =============   =============

                            MINDSET INTERACTIVE CORP
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                         Common         Common                        Accum.         Total
                      Stock Shares      Stock $         APIC          Deficit        Equity
                      ------------------------------------------------------------------------

Balance at
  December 31, 2001    18,637,717    $    18,609    $ 9,945,196    $(1,015,637)   $ 8,948,168

Recapitalization       (6,484,645)        (6,456)    (9,817,104)            --     (9,823,560)

Net Loss for Period            --             --             --       (197,269)      (197,269)
                      ------------   ------------   ------------   ------------   ------------

Balance at
  June 30, 2002        12,153,072    $    12,153    $   128,092    $(1,212,906)   $(1,072,661)
                      ============   ============   ============   ============   ============

                            MINDSET INTERACTIVE CORP
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE PERIOD ENDING JUNE 30, 2002


                                                         Six Months Ended
                                                   -----------------------------
                                                   June 30, 2002   June 30, 2001
--------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                           $(197,269)         $(463,090)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED FOR OPERATING ACTIVITIES:

Loss on discontinued operations                      193,269           (463,090)


Changes in operating assets and liabilities            4,000
--------------------------------------------------------------------------------

NET CASH USED FOR OPERATING ACTIVITIES                    --
--------------------------------------------------------------------------------

NET CHANGE IN CASH                                        --

CASH AT BEGINNING OF PERIOD                               --
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                              $      --          $      --
================================================================================

Supplemental Disclosure of Non-cash investing and financing activities

During the period ended June 30, 2002, Mindset Interactive Corp, ("Parent") assumed a note payable liability of Mindset Interactive, Inc. ("Subsidiary") for $550,000, which was treated as a capital contribution by the Parent.

During the period ended June 30, 2002, the Mindset Interactive Corp. disposed of its only operating subsidiary, Mindset Interactive, Inc. in an exchange of shares. The former principal owners of Mindset Interactive, Inc. exchanged 6,484,645 shares of Mindset Interactive Corp. for all the outstanding shares of Mindset Interactive, Inc. The exchange was treated as a recapitalization transaction for $9,823,560.

                           MINDSET INTERACTIVE, CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW

Mindset Interactive, Inc. was acquired by Mindset Interactive, Corp. ("Company"), formerly Ecklan Corporation effective March 31, 2001, as a wholly-owned subsidiary, for the issuance of 7,000,145 new post split shares of common stock. The transaction, which closed March 31, 2001, has been accounted for as a reverse merger whereby Mindset Interactive, Inc. is the acquirer for accounting purposes. Concurrently, 11,382,900 shares of stock were cancelled.

In July 2000, Mindset Interactive, Inc. ("MII") entered into an investment banking agreement pursuant to which the investment banker was to provide funding to MII in the amount of $2,500,000 in consideration for the issuance of shares to the investment banker representing 60% of the outstanding common stock of MII. In March 2001, our Company acquired all of the outstanding shares of MII from the shareholders of MII (the "Shareholders") pursuant to the terms of a stock purchase agreement.

As the investment banker only raised a portion of the funds it committed to raise in the investment banking agreement, our Company must seek additional funds to continue operations and to grow our business. The investment banker has acknowledged its inability to raise further capital to fulfill its original obligation. Since November 2001, our Board of Directors has been exploring various strategic alternatives for raising capital under our Company's present capital structure. However these efforts were unsuccessful. Under our present financial condition, management did not believe that our Company can continue to grow and meet our strategic objectives or achieve profitability.

In April 2002, the Shareholders offered to acquire MII in exchange for the cancellation of approximately 6,484,645 shares of our common stock, essentially reversing the original stock purchase agreement. On April 9, 2002, our Board of Directors approved the terms of the Corporate Separation Agreement. The Board of Directors believes the separation is a more favorable alternative for our Company and our shareholders than a possible reorganization or bankruptcy. The proposed exchange of the MII Shares was submitted and approved by written consent of holders of our common stock holding a majority of our Company's voting stock, in compliance with the requirements of Nevada law.

On June 18, 2002, the corporate separation became effective. Consequently, our Company no longer has any revenue generating assets or operations but is free to seek new acquisition or business opportunities under new management. The Shareholders are the sole owners of MII and have resigned from all positions as officers and directors of our Company.

Our Company is currently seeking funding opportunities in conjunction with the acquisition of a project of merit.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2002 and for the three and six month periods ended June 30, 2002 have been prepared in accordance with accounting principals generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim period. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's Form 10-KSB annual report for the year ended December 31, 2001. As Mindset Interactive, Corp. (parent) is the surviving legal entity after the disposition of Mindset Interactive, Inc. (subsidiary), the historical accounting presented herein includes the balances of the parent only.

NOTE 2 - STOCK PAYABLE

The Company raised a total of $1,420,853 through its Private Placement stock offering in the prior year. As the Company only received subscription agreements from investors for $902,192, only 902,192 certificates of common stock have been issued to the investors. The remaining 518,771 shares are pending certification as accredited investors, upon which the certificates will be issued. Therefore, the $518,661 is reflected as a stock payable at June 3, 2002.

NOTE 3 - NOTE PAYABLE

Non-interest bearing convertible note payable
without a due date                                                  $   550,000
                                                                    ============

The outstanding obligations are due to a third party investment banking group. The parent assumed the liability from the subsidiary, which was treated as a capital transaction.

NOTE 4 - RELATED PARTY TRANSACTIONS

Through June 18, 2002, Mindset Interactive, Inc. conducted business with a vendor National Data Services ("NDS") which was a related party through common ownership. A significant shareholder, who was an officer and board member of the Company, owns a controlling interest in NDS. For the six months ended June 30, 2002, Mindset Interactive, Inc. recognized revenue of $409,385 through a revenue licensing sharing agreement with NDS.

Our Company has engaged the consulting services of iO Corporate Services Ltd. ("iO Corporate") in the amount of $4,000 per month. The services commenced on June 1, 2002 and are performed on a month to month basis. One of the current appointed directors owns an interest in iO Corporate.

                                     Part I

                                     Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


All statements in this discussion that are not historical are forward looking statements within the meaning of section 21E of the Securities and Exchange Act of 1934. These forward looking statements include but are not limited to "expectations", "beliefs", "hopes", "will", "may", "should", "project" and like expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward looking statements. Such factors include but are not limited to: the Company's limited operating history, dependence on large contracts and relative concentration of customers and other risks and uncertainties detailed in the Company's Security and Exchange Commission filings, including the Company's Annual Report on Form 10KSB for the year ended December 31, 2001.


RESULTS OF OPERATIONS

Since the effective date, June 18, 2002, of the Separation Agreement, our Company has no operations or revenue generating assets. Currently, management is actively seeking both funding opportunities and the acquisition of a project of merit.


LOSS FROM OPERATIONS OF DISCONTINUED SUBSIDIARY

During the period ended June 30, 2002, Mindset Interactive Corp. disposed of its only operating subsidiary, Mindset Interactive Inc., in exchange of shares. The former principal owners of Mindset Interactive Inc. exchanged 6,484,645 shares of Mindset Interactive Corp. for all the outstanding shares of Mindset Interactive Inc. The Exchange was treated as a recapitalization transaction for $9,823,560 reversing the effects of the March 31, 2001 acquisition of Mindset Interactive, Inc. which was accounted for as a reverse merger.


LIQUIDITY AND CAPITAL RESOURCES

Currently, our Company is without any revenue generating assets. However, we are actively seeking funding opportunities.

Pursuant to the Separation Agreement, our Company assumed the liability of MII under the terms of two promissory notes for an aggregate principal amount of $550,000. This is owed to an unrelated third party.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as noted, management entered into a separation agreement to sell the Company's only operating subsidiary, Mindset Interactive, Inc., which has left the Company with no revenue producing assets or operations. The Company will need to locate another company or assets that can provide for the future operations of the Company and arrange for any necessary financing. There can be no guarantee that the Company can acquire such operations or obtain the necessary financing on terms agreeable to the shareholders, which raises substantial doubt about its ability to continue as a going concern.

                                     PART II

Item 1.
LEGAL PROCEEDINGS

Our Company previously announced that it became aware of a lawsuit filed against our former subsidiary, Mindset Interactive, Inc., by Virtumundo, Inc. in the Circuit Court of Jackson County, Missouri, in March 2002, captioned VIRTUMUNDO, INC. v. MINDSET INTERACTIVE, INC. AND INURV, INC.

Virtumundo alleges in the petition for damages that our Company sold database information lists to Virtumundo in violation of representations that the customers had consented to "opt in" and receive e-mail solicitations of promotional offers. Virtumundo seeks specific damages of $50,000 or rescission of the database purchase agreement, and additional unspecified damages and punitive damages.

As stated in the Separation Agreement, MII agreed to indemnify and hold harmless our Company from and against all claims, costs, expenses and/or judgments arising from this law suit.

Item 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3.
DEFAULTS UPON SENIOR SECURITIES - None

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2002, the holders of a majority of the outstanding voting securities (the "Consenting Shareholders") of our Company executed a written consent approving the following action by our Company:

The execution and performance by our Company of the Corporate Separation Agreement and Mutual General Releases, dated as of April 15, 2002, and entered into by and among our Company, MII, a Nevada corporation and then a wholly-owned subsidiary of our Company, and Vinay Jatwani, Mike Sullivan and Scott Walker (collectively, the "Shareholder"), pursuant to which Mindset sold to the Shareholders all of the outstanding shares of common stock, $0.001 par value per share, of MII (the "MII Shares") in exchange for the cancellation of 6,484,645 share of our common stock, $0.001 par value per share, beneficially owned by the Shareholders. Each of the Shareholder was also an officer and director of both our Company and MII.

The Board of Directors of our Company had previously approved the above action and fixed the close of business on April 9, 2002 as the record date for the determination of shareholders entitled to vote with respect to the above action. The Consenting Shareholders, whose shares represent approximately 60.9% of our Company's voting securities entitled to vote, have consented to the above action. Therefore, no special meeting of shareholders was held.

The Company has filed a definitive information statement on Schedule 14C for this transaction, which is incorporated herein by reference.

Item 5.
OTHER INFORMATION - None

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
99.1     Certification of Chief Executive Officer and Chief Financial Officer

Form 8-K - None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                        Mindset Interactive Corp.

                                             By:  /S/ Michael Minder
                                             -----------------------------------
                                             Michael Minder
                                             CEO, President and Director


/S/ Michael Minder        Chief Executive Officer, President and Director     August 16, 2002
------------------
Michael Minder


/S/ Marion McGrath        Secretary, Treasurer and Director                   August 16, 2002
------------------
Marion McGrath