Form 10QSB
period 2002-09-30
MINDSET INTERACTIVE CORP
filed 2002-11-15
CIK 1069680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2002


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
(Former name and address)

As of November 12, 2002, 12,153,072 shares of Common Stock were issued and outstanding


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

                            MINDSET INTERACTIVE CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002



ASSETS


Total assets                                                    $              -
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts Payable...........................................     $        24,160
Stock Payable..............................................             518,661
Note Payable...............................................             550,000
                                                                ----------------
Total Current Liabilities..................................           1,092,821
                                                                ----------------



STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock...............................................              12,153
Additional Paid in Capital.................................             128,092
Accumulated Deficit........................................          (1,233,066)
                                                                ----------------
Total Stockholders' Equity (Deficit).......................          (1,092,821)
                                                                ----------------

Total Liabilities and Equity Stockholders' (Deficit).......     $              -
                                                                ================



                                                  MINDSET INTERACTIVE CORP.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          3 Months Ended                       9 Months Ended
                                     9/30/02           9/30/01             9/30/02            9/30/01
                                 ---------------    ---------------    ---------------   ---------------
REVENUE

Sales                            $             -    $            -     $            -    $             -
Cost of Sales                                  -                 -                  -                  -
                                 ---------------    ---------------    ---------------    --------------
Gross Profit                                   -                 -                  -                  -
                                 ---------------    ---------------    ---------------    --------------

OPERATING EXPENSES

General and Administrative                20,160                 -             24,160                  -
                                 ---------------    --------------     --------------    ---------------
Total Operating Expense                   20,160                 -             24,160                  -
                                 ---------------    --------------     --------------    ---------------
Net Loss before discontinued
  operations                             (20,160)                -            (24,160)                 -

Loss from discontinued
  operations of Mindset
  Interactive, Inc. subsidiary                 -          (247,088)          (193,269)         (710,174)
                                 ---------------    --------------     --------------    ---------------
Net loss                         $       (20,160)   $     (247,088)    $     (217,429)   $     (710,174)
                                 ===============    ===============    ===============   ===============
Basic and diluted loss
  Per common shares              $         (0.01)   $        (0.01)    $        (0.01)   $        (0.04)
                                 ===============    ===============    ===============   ===============

Weighted average of
  Common Shares
  Outstanding                         12,153,072        18,233,735         16,191,129        17,888,682
                                 ===============    ===============    ===============   ===============



                                    MINDSET INTERACTIVE CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                          Common        Common                         Accum.          Total
                       Stock Shares     Stock $          APIC          Deficit         Equity
                       ------------   ------------   ------------   ------------   ------------
Balance at
  December 31, 2001     18,637,717    $    18,609    $ 9,945,196    $(1,015,637)   $ 8,948,168

Recapitalization       (6,484,645)        (6,456)    (9,817,104)            --     (9,823,560)

Net Loss for Period             --             --             --       (217,429)      (217,429)
                       ------------   ------------   ------------   ------------   ------------
Balance at
  September 30, 2002    12,153,072    $    12,153    $   128,092    $(1,233,066)   $(1,092,821)
                       ============   ============   ============   ============   ============






                                    MINDSET INTERACTIVE CORP.
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                            FOR THE PERIOD ENDING SEPTEMBER 30, 2002

                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                 September 30,     September 30,
                                                                    2002               2001
                                                                 ------------      ------------
Cash Flow from operating activities:
Net Loss                                                         $   (217,429)     $   (710,174)
Adjustments to reconcile net loss to net cash used
for operating activities:
                                                                      193,269          (710,174)

Loss on discontinued operations

Changes in operating assets and liabilities                            24,160                --
                                                                 ------------      ------------


Net Cash used for operating activities                                     --                --
                                                                 ------------      ------------

Net Change in Cash                                                         --                --
                                                                 ------------      ------------

Cash at Beginning of Period                                                --                --
                                                                 ------------      ------------

Cash at End of Period
                                                                 $         --      $         --
                                                                 ------------      ------------

Supplemental Disclosure of Non-cash investing and financing activities

During the nine month period ended September 30, 2002, Mindset Interactive Corp, ("Parent") assumed a note payable liability of Mindset Interactive, Inc. ("Subsidiary") for $550,000, which was treated as a capital contribution by the Parent.

During the nine month period ended September 30, 2002, Mindset Interactive Corp. disposed of its only operating subsidiary, Mindset Interactive, Inc. in an exchange of shares. The former principal owners of Mindset Interactive, Inc. exchanged 6,484,645 shares of Mindset Interactive Corp. for all the outstanding shares of Mindset Interactive, Inc. The exchange was treated as a recapitalization transaction for $9,823,560.

                            MINDSET INTERACTIVE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW

Mindset Interactive, Inc. was acquired by Mindset Interactive Corp. ("Company"), formerly Ecklan Corporation effective March 31, 2001, as a wholly-owned subsidiary, for the issuance of 7,000,145 new post split shares of common stock. The transaction, which closed March 31, 2001, was accounted for as a reverse merger whereby Mindset Interactive, Inc. was the acquirer for accounting purposes. Concurrently, 11,382,900 shares of stock were cancelled.

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

The investment banker raised a portion of the funds it committed to raise in the investment banking agreement. At such time the investment banker acknowledged their inability to raise further capital to fulfill its original obligation. Consequently past management did not believe that our Company could continue to grow and meet our strategic objectives or achieve profitability.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 have been prepared in accordance with accounting principals generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim period. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's Form 10-KSB annual report for the year ended December 31, 2001. As Mindset Interactive Corp. (parent) is the surviving legal entity after the disposition of Mindset Interactive, Inc. (subsidiary), the historical accounting presented herein includes the balances of the parent only.

NOTE 2 - STOCK PAYABLE

The Company raised a total of $1,420,853 through its Private Placement stock offering in the prior year. As the Company only received subscription agreements from investors for $902,192, only 902,192 certificates of common stock have been issued to the investors. The remaining 518,661 shares are pending certification as accredited investors, upon which the certificates will be issued. Therefore, the $518,661 is reflected as a stock payable at September 30, 2002.

NOTE 3 - NOTE PAYABLE

Non-interest bearing convertible note payable
without a due date                                                 $   550,000
                                                                   ===========

The outstanding obligations are due to a third party investment banking group. The parent assumed the liability from the subsidiary, which was treated as a capital transaction.

NOTE 4 - RELATED PARTY TRANSACTIONS

Through June 18, 2002, Mindset Interactive, Inc. conducted business with a vendor National Data Services ("NDS") which was a related party through common ownership. A significant shareholder, who was an officer and board member of the Company, owns a controlling interest in NDS. For the nine months ended September 30, 2002, Mindset Interactive, Inc. recognized revenue of $409,385 through a revenue licensing sharing agreement with NDS.

Our Company has engaged the consulting services of iO Corporate Services Ltd. ("iO Corporate") in the amount of $4,000 per month. The services commenced on June 1, 2002 and are performed on a month to month basis. One of the current appointed directors owns an interest in iO Corporate. Included in accounts payable at September 30, 2002 is $16,000 due to iO Corporate.

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


LOSS FROM OPERATIONS OF DISCONTINUED SUBSIDIARY

During the nine month period ended September 30, 2002, Mindset Interactive Corp. disposed of its only operating subsidiary, Mindset Interactive Inc., in exchange of shares. The former principal owners of Mindset Interactive Inc. exchanged 6,484,645 shares of Mindset Interactive Corp. for all the outstanding shares of Mindset Interactive Inc. The Exchange was treated as a recapitalization transaction for $9,823,560 reversing the effects of the March 31, 2001 acquisition of Mindset Interactive, Inc. which was accounted for as a reverse merger.


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

                                     Part I

                                     Item 3


                             CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, under the supervision and with the participation of the Company's management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "1934 Act"). Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to the Company required to be included in the Company's periodic filings under the 1934 Act.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

Date:                                       Mindset Interactive Corp.

                                            By:  /S/ Michael Minder
                                            -----------------------------------
                                            Michael Minder
                                            CEO, President and Director

/S/ Michael Minder      Chief Executive Officer, President and Director     November 13, 2002
----------------------
Michael Minder


/S/ Marion McGrath      Secretary, Treasurer and Director                   November 13, 2002
-----------------------
Marion McGrath


The following pages include the Signatures page for this Form 10-QSB, Certifications of our CEO and CFO, and (at Exhibits 99.1 and 99.2 of this report) a further Certification by our CEO and CFO.

The form of Certification immediately following the Signatures page is required by Rule 15d-14 under the Securities Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The
Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this quarterly report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our audit committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification (set forth at Exhibit 99.1 and 99.2) is required by section 1350 of chapter 63 of title 18 of the United States Code.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSET INTERACTIVE, CORP.



        DATED: November 13, 2002                      By:    /s/  Michael Minder
                                                         -----------------------
                                                                  Michael Minder
                                                         Chief Executive Officer

        DATED: November 13, 2002                      By:    /s/  Marion McGrath
                                                         -----------------------
                                                                  Marion McGrath
                                                         Chief Financial Officer

                                  CERTIFICATION


I, Michael Minder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mindset Interactive, Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                              /s/ Michael Minder
                                                         -----------------------
                                                         Michael Minder
                                                         Chief Executive Officer



                                  CERTIFICATION


I, Marion McGrath, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mindset Interactive, Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                              /s/ Marion McGrath
                                                         -----------------------
                                                         Marion McGrath
                                                         Chief Financial Officer