Form 10-Q
period 2013-12-31
Hannover House, Inc.
filed 2014-02-19
CIK 1069680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

Hannover House, Inc.

(Exact name of registrant as specified in its charter)

_________________

Wyoming	000-28723	91-1906973
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1428 Chester Street, Springdale, AR 72764
(Address of Principal Executive Offices) (Zip Code)

479-751-4500
(Registrant’s telephone number, including area code)

f/k/a "Target Development Group, Inc."

f/k/a "Mindset Interactive Corp."

330 Clematis Street, Suite 217, West Palm Beach, Florida 33401 (561) 514-0936
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company’s stock is traded on the OTC “Pinksheets” Markets under the trading symbol: HHSE. The Cusip number for the Company is: 410686 101. The following is true and correct, per our transfer agent, as of and at the period ending on December 31, 2013:

a.	Total Common Stock Shares in issue as of Dec. 31, 2013: 580,232,365

b.	Above Shares Restricted From Sale: 130,651,743

TOTAL	COMMON STOCK SHARES IN MARKET: 449,580,622

c.	Series “A” Preferred Shares: 1,000,000

Shareholders of Record: 183 (Standard Registrar count)

Total Beneficial Shareholders: 342 (Broadridge, ICS count)

Total Authorized Common Stock Shares: 600,000,000

Total Authorized Series "A" Preferred Shares: 10,000,000

(Note: Total Authorized Common Stock Shares was decreased to 600,000,000 by action of the Board of Directors, which reduction took effect as of January 1, 2013. Notification of this reduction in Total Authorized Shares was filed with the Wyoming Secretary of State).

The Transfer Agent for the Company’s stock is:

Standard Registrar & Transfer Company, Inc.

12528 South 1840 East

Draper, UT 84020

Tel. 801-571-8844 / Fax 801-571-2551

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Statements of Income and Retained Earnings	5

	Consolidated General and Administrative Expenses	6

	Consolidated Balance Sheets	7 - 8

	Shareholders’ Equity	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	N.A.

SIGNATURES		16 - 17

FORWARD-LOOKING STATEMENTS

This disclosure statement contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may”, “intend”, “will”, “could”, “would”, “expects”, “believe”, “estimate”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this disclosure statement. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this disclosure statement.

Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films, budget overruns, limitations imposed by our credit facilities, unpredictability of the commercial success of our motion pictures and television programming, the cost of defending our intellectual property, difficulties in integrating acquired businesses, and technological changes and other trends affecting the entertainment industry.

PART I — FINANCIAL INFORMATION

The Company's Financial Statements for the three-month period ending December 31, 2013 are contained within the following pages. In compliance with regulations governing FORM 10-Q reports, the information contained within these financial statements is unaudited.

HANNOVER HOUSE, INC.

CONSOLIDATED STATEMENT OF INCOME & RETAINED EARNINGS

FOR THE THREE-MONTH PERIOD ENDING DEC. 31, 2013 (UNAUDITED)

REVENUES
Product Sales (including International Licenses) *	$1,153,601
Additional VOD Revenue-Share Income	$13,993
TOTAL REVENUES	$1,167,594

COST OF SALES
Commissions	$0
Sales and Marketing	$2,922
Video Manufacturing	$10,227
Film and Book Royalties	$900
Freight	$2,547
Other Expense, Accrued third party participations *	$750,000

TOTAL COST OF SALES	$766,596
GROSS PROFIT	$400,998

GENERAL AND ADMINISTRATIVE EXPENSES	$69,596

INCOME (LOSS) FROM OPERATIONS	$331,402

OTHER INCOME (EXPENSE)	$0

INCOME (LOSS) BEFORE INCOME TAXES	$331,402

PROVISION FOR INCOME TAXES **	$0

NET INCOME (LOSS)	$331,402

RETAINED EARNINGS, BEGINNING OF PERIOD	$4,138,137

RETAINED EARNING, END OF PERIOD	$4,469,539

* International Sales Contracts have been allocated based on gross revenue amounts, less accrued third party participations or assignments.

** Corporate tax returns are calculated on a cash basis, while period reports are calculated on an accrual basis.

HANNOVER HOUSE, INC.

CONSOLIDATED AND GENERAL & ADMINISTRATIVE EXPENSES

FOR THE THREE MONTH PERIOD ENDING DEC. 31, 2013 (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSES
Auto	$0
Bank Charges	$627
Consulting	$0
Employees	$38,047
Entertainment	$35
Equipment	$0
Fees	$0
Insurance	$0
Labor	$0
Legal and Accounting	$500
Miscellaneous	$3,354
Office	$3,101
Rent	$9,600
Taxes (including Payroll Taxes)*	$8,047
Telephone**	$4,867
Travel	$0
Utilities	$1,418
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	$69,596

 * Payroll Taxes include one-time assessment of $5,585 for unpaid payroll taxes for some of the Screen Actors Guild talent utilized within the "Toys in the Attic" project.

** Enhanced telephone costs include one-time expense to upgrade telephone service to accommodate additional phone lines for the VODWIZ operation, as well as to add a fiber-optic service capable of streaming 4K data to HHSE / VODWIZ offices.

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2013 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash & Cash Equivalents	$1,476
Accounts Receivable, Net*	$2,739,259
Prepaid Wages	$0
Merchandise Inventory	$150,099
Prepaid Advertising	$0
Prepaid Producer Royalties	$1,876,191
Producer Marketing Recoupment	$2,204,544
Film Distribution Rights	$2,314,914
Film Production Investments**	$497,166
Notes Receivable and Net Recoupment	$0

TOTAL CURRENT ASSETS	$9,783,649

PROPERTY & EQUIPMENT
Office Furnishings, Fixtures and Equipment	$155,081
Less Accumulated Depreciation	$(39,356)
Vehicles***	$15,000
Less Accumulated Depreciation	$(5,000)
Real Property	$0
TOTAL PROPERTY & EQUIPMENT	$125,725

OTHER ASSETS
FILM & TELEVISION LIBRARY	$22,315,337

TOTAL OTHER ASSETS	$22,315,337

$32,224,711

* A.R. includes write-down of $455,000 from Phase 4 Films, considered to be uncollectible debt; A.R. also includes a total of $1.5-mm in net presales for "Mother Goose" which are assigned to the special purpose production entity.

** Q3, 2013 Filing erroneously included a Film Production Investments entry for $750,000 in presales which are assigned to apply towards the production of "Mother Goose: Journey To Utopia." The contract receivable for the presale was already recognized as part of the A.R. total. Per the terms of the special-purpose financing for this project, HHSE will recognize the gross sales and fees as received, but will expense out the net amounts as a "producer payable" until such time that the film has achieved profitability; thereafter, the ownership and asset value of the film may be capitalized for the benefit of HHSE.

*** Base Value of Company's Grip & Electric Truck (1999 Ford F-80) has been reduced by $10,000 during Q4 to better reflect present market value.

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2013 (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable	$148,522
Accrued Royalties	$303,829
Producer Acquisition Advances Due	$157,260
Accrued Wages	$0
Payroll Taxes Payable	$5,585
NB Cal AFIL P&A Loan	$334,188
Hounddog P&A Note (Weinreb)	$826,624
Other Bank Note	$23,843

TOTAL CURRENT LIABILITIES	$1,799,851

LONG-TERM LIABILILTIES
Long-Term Payables (including Interstar & Bedrock)	$2,753,427
Assignment of Intl. Sales Net to Production	$1,500,000
Executive Salary Deferrals	$1,063,996
Officer Notes Payable	$169,840

TOTAL LONG-TERM LIABILITIES	$5,487,263

TOTAL OF ALL LIABILITIES	7,287,114

SHAREHOLDER'S EQUITY
Common Stock (583,732,365 shares
issued and outstanding)*	$20,468,058
Retained Earnings	$4,469,539

TOTAL SHAREHOLDER'S EQUITY	$24,937,597

$32,224,711

* Share number does not include 6,200,000 shares and 1,700,000 shares previously issued to Greenwood Financial, which have since been retired / returned to treasury as unissued or are in the process of cancellation.

HANNOVER HOUSE, INC.

CHANGE IN SHARE STRUCTURE DURING REPORTING PERIOD

DECEMBER 31, 2013

			Change
			During
Share Structure Description	12/31/2013	9/30/2013	Quarter
Unrestricted Common Stock*	449,580,622	424,437,771	25.412.851
Restricted Common Stock	130,651,743	138,651,743	(8,000,000)
COMMON STOCK ISSUED*	580,232,365	563,089,514	17,142,851
COMMON STOCK AUTHORIZED	600,000,000	600,000,000	0

Preferred Shares Issued	1,000,000	1,000,000	0
Preferred Shares Authorized	10,000,000	10,000,000	0

Total Beneficial Owners	342	343	(1)
(per Broadridge)

Total Shareholders of Record	183	185	(2)
(per Standard Registrar)

* Total count of Unrestricted Common Stock does not include the reduction of 6.2-mm shares and 1.7-mm shares from a cancelled transaction with Greenwood Finance Group, LLC, which was terminated during Q4, 2013, but not reflected in the share count totals until after Jan. 8, 2014.

1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Quarterly Form 10-Q for the three-month period ending December 31, 2013. Actual results could differ materially from these forward-looking statements. Hannover House, Inc. is sometimes referred to herein as "we," "us," "our" and the "Company."

The nature of the issuer’s business is driven by the operating entity, Hannover House, which is a full-service producer and distributor of entertainment products (i.e., feature films for theatrical, video, television and international distribution, and a publisher of books).

Hannover House, Inc., is a Wyoming Corporation. Truman Press, Inc., d/b/a “Hannover House” is an Arkansas Corporation.

Hannover House, Inc., f/k/a Target Development Group, Inc. (which was also formerly known as "Mindset Interactive Corp.") was registered as a corporation in Wyoming on January 29, 2009. Truman Press, Inc., d/b/a “Hannover House” was registered as a corporation in California on September 15, 1993, and re-registered in Arkansas effective June 2008. The Ecklan Corporation, registered on March 25, 1998, in the State of Texas, was the predecessor entity to Target Development Group, Inc.

The Company, Hannover House, Inc., as well as Truman Press, Inc., d/b/a “Hannover House” each have an effective fiscal year-end date of December 31.

Neither the Company, Hannover House, Inc., nor the operating entity, Truman Press, Inc., d/b/a “Hannover House” have ever been in bankruptcy. To the best of management’s knowledge, no predecessor entity has ever been in bankruptcy.

Effective January 1, 2010, Target Development Group, Inc., acquired all of the shares of Truman Press, Inc., d/b/a “Hannover House” in a stock-swap agreement. The details of this acquisition venture are described in detail within the information statement posted on the OTC Markets Disclosure Statement of December 14, 2009.

Over the past four years, the Company has defaulted on several loan or credit obligations, but none representing a material event to the Company or falling outside of the ordinary course of business. As previously disclosed through the Company's filings with the OTC Markets, the Company had incurred debt relating to the theatrical releasing costs of the film "Twelve" (debt obligations were accrued with Andersons, AOL, Bedrock Ventures, 42 West, Technicolor, Tribune Ent. and others). As of December 31, 2013 the Company had reduced the cumulative total of the outstanding debt balances for this film from an original gross of $4.2-million (inclusive of obligations to the production company / licensor), down to less than $850,000 as of this reporting period. Other significant obligations of the Company include "P&A" for the release of the film, "Hounddog" (Weinreb loan), "P&A" for the release of "All's Faire In Love" (NBCal Loan), producer / licensor obligations to Interstar Releasing, Fantastic Films and E.E. Smith, all of which are itemized or otherwise included within the Company's financials.

As of 12-31-2013, there were no further changes of “control”.

As of 12-31-2013, there were no increases of 10% or more of the same class of outstanding equity securities.

During the quarterly reporting period ending 12-31-2013, the Company issued a total of 17,142,851 shares of stock, of which 13,291,000 were issued to Graham Financial Services, Inc. (or their assignees), as per a previously disclosed Debt Conversion transaction (principal creditors benefitting from the proceeds of this transaction include Bedrock Ventures, Delivery Your Audience, Fantastic Films, Hollywood Reporter and Tribune Entertainment). Also during the quarter, company issued a total of 1,851,851 shares to Maremmano Corp. as a separate Debt Conversion transaction, proceeds from which were paid by Maremmano to reduce eligible balances due to Shoreline Entertainment/Mainsail Films and Deluxe Laboratories. One-million each of restricted shares were also issued during Q4 as compensation for outside business consultants to Mohawk Management and Ahnume Business Consultants. A previously executed contract with Greenwood Financial Services, LLC for a planned Debt Conversion was cancelled during Q4; the shares issued for that transaction (6.2-million and 1.7-million) were subsequently cancelled. As of the date of this report, the 6.2-million quantity has been returned to Treasury Stock and the 1.7-million shares are in the process of cancellation.

The Company has not experienced any delisting of the issuer’s securities. As of the 12-31-2013, there were no current, past, pending or threatened legal proceedings or administrative actions that could have a material effect on the issuer’s business, financial condition or operations other than those items specifically described hereunder or otherwise disclosed in OTC Markets Filings. As of 12-31-2013 and remaining true through the date of this filing, there were no past or pending trading suspensions by a securities regulator. The legal proceedings, whether past, pending or threatened, all fall under the guidelines of being within the ordinary course of business, and are disclosed in detail in this filing or incorporated within previously filed disclosures with the OTC Markets.

Business of Issuer -- The SIC Codes most closely conforming to the Company’s business activities are: 7822 (Services – Motion Picture & Video Tape Distribution) and 2731 (Books: Publishing). The Company is currently operating. At no time has the Company ever been a “shell company” as defined in the guidelines.

Through the operating entity of “Hannover House,” the Company is actively involved with the production, acquisition and distribution of entertainment products into the USA and Canadian markets, including theatrical films, home video releases, rights licenses of films and videos to Video-On-Demand platforms and television, as well as book publishing (including printed editions and electronic “E-Book” formats).

FILMS & VIDEOS – Most of the film and video titles that are distributed by the Company are “acquired” or otherwise licensed from third-party suppliers, often production companies or media companies seeking to expand their income and market reach through a relationship with Hannover House. Some of the properties distributed by the Company are “sales agency” ventures, in which the Company performs certain sales & marketing functions on behalf of the owners of the properties, as opposed to having the Company actually purchase or otherwise license rights into the property. Historically, most of the titles sold by the Company were under such “sales agency” ventures. However, beginning in 2010 with the merger of Hannover House and Target Development Group, Inc., the Company began moving away from “sales agency” ventures and pursuing actual rights-licensing / acquisition structures for new titles. Examples of “sales agency” titles would include “Hounddog” from Empire Film Group and “Grand Champion” from American Family Movies; examples of rights-licensed titles would include “Twelve” from Gaumont and “Turtle: The Incredible Journey” from Sola-Media. The Company benefits from rights-licensed titles over sales-agency titles in a variety of ways: a). the fees to the Company are usually higher under rights licenses, b). the duration of the terms of representation rights are usually longer for rights licenses, and c). titles falling under rights- licenses provide the Company with additional balance sheet and collateral benefits.

For the calendar year ending 12-31-2013, the Company generated over ninety-two percent (92%) of the gross revenues from the sales, distribution and licensing of Film & Video properties. The average “gross margin” generated for the benefit of the Company from the release of Films & Videos is twenty-seven percent (27%).

BOOKS / E-BOOKS – The Company remains active in the acquisition and licensing of publishing rights to printed books and e-Books. The gross margins earned by the Company in the release of Books are generally much higher than the margins derived from the release of Film and Video properties; however, the upside revenue potential for books is usually not as high as the potential for Films. So the Company seeks to maintain a balance in its release slate of high-margin book properties, with high-revenue Film and Video properties.

The use of the term "Company" refers to the combined entities, as reported on a consolidated basis, of Hannover House, Inc., Truman Press, Inc., d/b/a “Hannover House” and Bookworks, Inc. (a special purpose entity utilized for Screen Actors Guild activities and productions). Each of the corporate entities files separate income tax returns with the federal government and respective states of registration; however, financial statements and reports, as of January 1, 2010, refer to the combined and consolidated results of all entities. Hannover House, Inc. is the publicly-traded entity for all operating divisions. Truman Press, Inc., d/b/a “Hannover House” is the operating and releasing division entity for all consumer products. Bookworks, Inc., is a special purpose entity established for the servicing of book and publishing ventures, and more recently, used for Screen Actors Guild productions.

As of 12-31-2013 and remaining true through the date of this filing, the Company does not foresee any probable or existing governmental regulations as having an adverse or material impact to the operations.

During calendar year 2009 (and specifically limited to activities for Truman Press, Inc., d/b/a “Hannover House”), the Company invested approximately $15,000 on activities that could be characterized as ‘research and development.’ During the calendar year of 2010, and under the consolidated reporting of all entities, the Company invested approximately $20,000 on projects and activities that could be characterized as ‘research and development.’ During the calendar year of 2011 and under consolidated reporting of all entities, the Company invested approximately $166,000 on projects and activities that could be characterized as ‘research and development.’ (specifically, the production of feature film / video products). During 2012, the Company invested approximately $287,114 on production projects / R&D assignable; during 2013, the Company made no new investments in production or activities that would be R&D assignable.

The Company has not incurred any non-negligible costs relating to compliance with environmental laws, whether to federal, state or local.

As of 12-31-2013, the Company had 6 full-time employees.

The nature of products and services offered:

A.	The principal products of the Company, and their respective markets are:

i.	Theatrical films – released to theatres in the United States

ii.	Home Video Products (DVDs, Blu-Rays, Digital Copies) – released to video specialty retailers, mass-merchandisers, bookstores, schools, libraries and rental outlets (including kiosks) in the United States and Canada;

iii.	Video-On-Demand releases – films and videos offered for direct ‘in-home viewing’ by consumers via a variety of service providers.

iv.	Books and E-Books – sold through bookstores, schools, libraries, internet retailers and streamed through a variety of e-Book platforms.

B.	The primary distribution methods used by the Company for all consumer product goods can be categorized as: “two-step wholesale” distribution (wherein the Company sells its products to an authorized wholesale distributor, which in turn, resells the products to retailers or consumers) and “direct distribution” wherein the Company sells its products directly to consumers or directly to the end-user retailer.

C.	The Company has announced, and included in previously published disclosures, a listing of some of the principal, upcoming theatrical films that will also be released onto home video formats.

D.	Competitive Position – The Company competes for theatrical screens and retail (home video) shelf space against seven (7) Major Studio suppliers and approximately eight (8) independent studio suppliers. While all of the Major Studio competitors operate their own (in-house) home video distribution divisions, only three of the independent studio suppliers operate both theatrically and in the home video markets. Operating a home video releasing label “in-house” provides the Company with an advantage in the solicitation of titles for acquisition, as well as provides greater control over the Company’s cash-flow and corporate goals.

E.	Materials and Suppliers – The principal service providers to the Company are listed in detail in this disclosure, below. The principal suppliers of new release film and video products include the following production companies and programming sources (listed alphabetically): Allegheny Image Factory; American Family Movies; Associated Television; Atlas Films; BerVon Entertainment; Cinetic Media; Daybreak Pictures; Empire Film Group, Inc.; Eurocine International; Gaumont, SA; Origin Motion Pictures; Plaza Entertainment, Inc.; Phoenix Entertainment; Phoenix Releasing Group; Sola-Media, GmbH; Shoreline Entertainment; Studio 3 Entertainment; PWI-Veracruz Entertainment. The principal suppliers of books for the Company to publish include (listed alphabetically): James Danielson, Phil Goodman, Brenda Hancock, Vivian Kaplan, Barr McClellan and Vivian Schilling. The Company sees no shortage of properties available for acquisition in any of the applicable media.
F.	Dependence on Major Customers – Two of the Company's current customers as of 12-31-2013 contributed fifteen percent (15%) or more to the overall, annualized sales revenues. Wal-Mart Stores, Inc. (inclusive of sales to their SAM’S Clubs division), has been purchasing most of the Company's new release DVD titles.. The Company does not see the Wal-Mart market share as an unhealthy dependence on a key customer, as Wal-Mart constitutes a much smaller share of the Company’s overall revenues than for many Major Studios, and the Company does not anticipate that the growth in sales to Wal-Mart Stores, Inc., will grow disproportionately with the Company’s other customers. Revolution International has commenced activities for the international sales and licensing of higher-end properties owned or controlled by the Company, the revenue results for which also exceed the fifteen percent (15%) threshold of total, annualized revenues. The Company does not feel that the rapidly growing sales revenues being realized from the international markets poses an unreasonable or viable threat to operations, as sales are cumulative over multiple licensing agreements for specific territories, media and titles.

G.	The Company does not own or control any patents, franchise or concessions. The licenses and royalty agreements fall under the category of being part of the ordinary course of business.

H.	The company does not need any government approvals of principal products or services.

The nature and extent of the issuer’s facilities include a primary office and warehouse combo unit (under lease from Elder Properties, Springdale, AR), comprising approximately 6,000 square feet.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Investment in the Company's Stock bears similar risks as may exist with other stocks trading on the OTC Markets board. The trading price for Company's Stock Shares can vary significantly based upon a variety of factors unrelated to the Company's actual value or revenue achievements. On an accrual basis, the Company is generating profits each quarter, with regular DVD and Blu-Ray product sales supplemented with long-term receivables for Subscription Video-On-Demand and Television sales. However, on a cash-flow basis, the Company's cash resources are often strained by immediate and long-term debt obligations. Some investors and shareholders have expressed discomfort with the Company's persistently tight cash position, which has been the result of balancing ongoing operational needs with debt management and new release activities against product cash flows. Conversely, many shareholders have also expressed resistance to the concept of issuing equity shares under "debt conversion" structures, which would relieve much of the cash-flow burdens but would result in a dilution of shareholder equity. Accordingly, management has worked to find the best balance of maximizing shareholder value and return, while minimizing equity dilution activities. There can be no assurance that ongoing cash flow from product sales will, by itself, be sufficient to meet the Company's combined operational, debt-management and growth needs. To address the Company's cash position, management has initiated an agreement with an Accounts Receivable-based lender, to accelerate cash flow from current product sales and thus facilitate faster growth into new areas (such as the Company's "VODwiz.com" streaming venture), as well as to provide working capital to enable the Company's Film and Television Rights Library to be more efficiently exploited.

While there are no material threats at present to the Company's ongoing viability, there can be no assurance that the majority of long-term creditors will continue to comply with debt reduction and installment payment agreements. And while the Company continues to generate DVD and Blu-Ray sales to major retailers (and Video-On-Demand contracts through the major VOD portals), there can be no assurance that current and past sales performance will continue into the future. The remedies available to the Company for continued viability and growth are revenues from product sales and licenses, credit arrangements (both with lenders and suppliers) and stock-equity opportunities (ranging from shelf-registration of new shares to "debt-conversion" ventures to alleviate the cash-flow burden from older, qualifying payables). Investment in the Company's Stock Shares bears significant risks, as well as significant upside potential. The "Price-Earnings Ratio" for publicly-traded entertainment stocks in the Company's area of activity results in an average P/E rate of 22-times. The current P/E ratio for Company's s(Hannover House's) is 5.8, suggesting that the shares are currently trading at a price that is undervalued by a factor of approximately 4-times when compared to the industry average.

Trading volume in Company's stock is averages approximately 1,100,000 shares per day, suggesting that investments in the Company's stock may not be as easily or quickly resold as some other stock offerings.

Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2013 , the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and President of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2013 .

Item 4T. Controls and Procedures

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2013, the Company was not involved in any open or non-adjudicated litigation matters.

Item 1A. Risk Factors

Other than as set forth in this FORM 10-Q filing, there are no specific risk factors relating to the Company's securities that are not universally applicable to other equities trading on the OTC Markets.

Key Man / Principals - The Company is reliant upon the continued employment and work performance of the two, principal managers, Eric Parkinson (CEO) and D. Frederick Shefte (President). As an accommodation to benefit the Company's cash flow, both Parkinson and Shefte have been deferring a majority of their salaries. Additionally, as has been required by many third-party program suppliers, Parkinson has often been listed as a "key man" to the rights licenses or sales venture agreements for specific acquisitions, due to his successful home video sales track record.

The cessation of employment by either Parkinson or Shefte could have a material and negative impact on the Company, as current cash flows would not facilitate the hiring of comparably qualified executives, and the loss of Parkinson as "key man" could result in multiple title agreement cancellations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to Issuer.

Item 3. Defaults Upon Senior Securities

Not applicable to Issuer.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable to Issuer.

Item 5. Other Information.

None.

Item 6. Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2014	Hannover House, Inc.
By: /s/ Eric F. Parkinson
Eric F. Parkinson, Chairman & Chief Executive Officer

CERTIFICATION

I, Eric F. Parkinson certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hannover House, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 17, 2014	Hannover House, Inc
By: /s/ Eric F. Parkinson
Eric F, Parkinson Chairman Chief Executive Officer