Form 10-Q
period 2014-03-31
Hannover House, Inc.
filed 2014-05-15
CIK 1069680

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The Company’s stock is traded on the OTC “Pinksheets” Markets under the trading symbol: HHSE. The Cusip number for the Company is: 410686 101. The following is true and correct, per our transfer agent, as of and at the period ending on March 31, 2014:

a.	Total Common Stock Shares in issue as of Dec. 31, 2013: 580,232,365

b.	Above Shares Restricted From Sale: 130,651,743

TOTAL	COMMON STOCK SHARES IN MARKET: 449,580,622

c.	Series “A” Preferred Shares: 1,000,000

Shareholders of Record: 183 (Standard Registrar count)

Total Beneficial Shareholders: 342 (Broadridge, ICS count)

Total Authorized Common Stock Shares:700,000,000

Total Authorized Series "A" Preferred Shares: 10,000,000

(Note: Total Authorized Common Stock Shares was decreased to 600,000,000 by action of the Board of Directors, which reduction took effect as of January 1, 2013. Notification of this reduction in Total Authorized Shares was filed with the Wyoming Secretary of State. The decrease expired as of 12-31-2013, and the original level of 700-million “authorized” shares was restored).

The Transfer Agent for the Company’s stock is:

Standard Registrar & Transfer Company, Inc.

12528 South 1840 East

Draper, UT 84020

Tel. 801-571-8844 / Fax 801-571-2551

Page2

Hannover House, Inc.

Page3

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

PART I — FINANCIAL INFORMATION

The Company's Financial Statements for the three-month period ending March 31, 2014 are contained within the following pages. In compliance with regulations governing FORM 10-Q reports, the information contained within these financial statements is unaudited.

Page4

HANNOVER HOUSE, INC.

CONSOLIDATED STATEMENT OF INCOME & RETAINED EARNINGS

FOR THE THREE-MONTH PERIOD ENDING MAR. 31, 2014 (UNAUDITED)

REVENUES
Product Sales (consumer packaged goods and V.O.D.)	$246,639
International Licenses*	$500,000
TOTAL REVENUES	$746,639

COST OF SALES
Commissions	$0
Sales and Marketing	$4,409
Video Manufacturing	$5,101
Film and Book Royalties	$1,525
Freight	$908
Other Expense, Accrued third party participations *	$400,000

TOTAL COST OF SALES	$411,943
GROSS PROFIT	$334,696

GENERAL AND ADMINISTRATIVE EXPENSES	$49,522

INCOME (LOSS) FROM OPERATIONS	$285,174

OTHER INCOME (EXPENSE)	$0

INCOME (LOSS) BEFORE INCOME TAXES	$285,174

PROVISION FOR INCOME TAXES **	$0

NET INCOME (LOSS)	$285,174

RETAINED EARNINGS, BEGINNING OF PERIOD	$4,469,539

RETAINED EARNING, END OF PERIOD	$4,754,713

* International Sales Contracts have been allocated based on gross revenue amounts, less accrued third party participations or assignments.

** Corporate tax returns are calculated on a cash basis, while period reports are calculated on an accrual basis.

Page5

HANNOVER HOUSE, INC.

CONSOLIDATED AND GENERAL & ADMINISTRATIVE EXPENSES

FOR THE THREE MONTH PERIOD ENDING MAR. 31, 2014 (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSES
Auto	$0
Bank Charges	$235
Consulting	$0
Employees	$20,771
Entertainment	$0
Equipment	$0
Fees	$0
Insurance	$0
Labor	$0
Legal and Accounting	$4,000
Miscellaneous	$8,654
Office	$3,335
Rent	$9,600
Taxes (including Payroll Taxes)	$228
Telephone	$1447
Travel	$0
Utilities	$797
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	$49,522

Page6

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2014 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash & Cash Equivalents *	$43,220
Accounts Receivable**	$3,481,211
Prepaid Wages	$0
Merchandise Inventory	$146,808
Prepaid Advertising	$0
Prepaid Producer Royalties	$1,876,191
Producer Marketing Recoupment	$2,204,544
Film Distribution Rights	$2,314,914
Film Production Investments	$497,166
Notes Receivable and Net Recoupment	$0

TOTAL CURRENT ASSETS	$10,564,054

PROPERTY & EQUIPMENT
Office Furnishings, Fixtures and Equipment	$155,081
Less Accumulated Depreciation	$(39,356)
Vehicles***	$15,000
Less Accumulated Depreciation	$(5,000)
Real Property	$0
TOTAL PROPERTY & EQUIPMENT	$125,725

OTHER ASSETS
FILM & TELEVISION LIBRARY	$22,315,337

TOTAL OTHER ASSETS	$22,315,337

$33,005,116

* Includes third-party financing proceeds designated specifically for use in new marketing ventures, and not for general purposes or payables.

** Accounts Receivable includes the gross contract values for international presale agreements, for which the net amount payable to producers / licensors is expensed on the liability detail.

Page7

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2014 (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable	$144,201
Accrued Royalties	$293,829
Producer Acquisition Advances Due	$147,260
Accrued Wages	$0
Payroll Taxes Payable	$0
NB Cal AFIL P&A Loan	$349,226
Hounddog P&A Note (Weinreb)	$826,624
Other Bank Note (BOF and TCA)	$442,043

TOTAL CURRENT LIABILITIES	$2,203,183

LONG-TERM LIABILILTIES
Long-Term Payables (including Interstar & Bedrock)	$2,731,427
Assignment of Intl. Sales Net to Production	$1,900,000
Executive Salary Deferrals	$1,063,996
Officer Notes Payable	$169,840

TOTAL LONG-TERM LIABILITIES	$5,865,263

TOTAL OF ALL LIABILITIES	8,068,446

SHAREHOLDER'S EQUITY
Common Stock (580,232,365 shares
issued and outstanding) *	$20,181,957
Retained Earnings	$4,754,713

TOTAL SHAREHOLDER'S EQUITY	$24,936,670

$33,005,116

Page8

HANNOVER HOUSE, INC.

CHANGE IN SHARE STRUCTURE DURING REPORTING PERIOD

MARCH 31, 2014

			Change
			During
Share Structure Description	3/31/2014	12/31/2013	Quarter
Unrestricted Common Stock*	449,580,622	449,580,622	0
Restricted Common Stock	130,651,743	130,651,743	0
COMMON STOCK ISSUED*	580,232,365	580,232,365	0
COMMON STOCK AUTHORIZED	700,000,000	600,000,000	100,000,000

Preferred Shares Issued	1,000,000	1,000,000	0
Preferred Shares Authorized	10,000,000	10,000,000	0

Total Beneficial Owners	345	342	3
(per Broadridge)

Total Shareholders of Record	183	183	0
(per Standard Registrar)

* Common Stock share count as of March 31, 2014 includes a reduction in shares issued, which had been inadvertently overstated on the prior quarterly filing.

Page9

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

Page10

As of 3-31-2014, there were no further changes of “control”.

As of 3-31-2014, there were no increases of 10% or more of the same class of outstanding equity securities.

During the quarterly reporting period ending 3-31-2014, the Company did not issue any new shares.

The Company has not experienced any delisting of the issuer’s securities. As of the 3-31-2014, there were no current, past, pending or threatened legal proceedings or administrative actions that could have a material effect on the issuer’s business, financial condition or operations other than those items specifically described hereunder or otherwise disclosed in OTC Markets Filings. As of 3-31-2014 and remaining true through the date of this filing, there were no past or pending trading suspensions by a securities regulator. The legal proceedings, whether past, pending or threatened, all fall under the guidelines of being within the ordinary course of business, and are disclosed in detail in this filing or incorporated within previously filed disclosures with the OTC Markets.

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

Page11

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

As of 3-31-2014 and remaining true through the date of this filing, the Company does not foresee any probable or existing governmental regulations as having an adverse or material impact to the operations.

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

As of 3-31-2014, the Company had 6 full-time employees.

Page12

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

Page13

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

Trading volume in Company's stock is averages approximately 1,510,000 shares per day, suggesting that investments in the Company's stock may not be as easily or quickly resold as some other stock offerings.

Page14

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

As of March 31, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and President of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures continued to be effective as of March 31, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2014, the Company was not involved in any open or non-adjudicated litigation matters.

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

Page15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to Issuer.

Item 3. Defaults Upon Senior Securities

Not applicable to Issuer.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable to Issuer.

Item 5. Other Information.

None.

Item 6. Exhibits

None.

Page16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	Hannover House, Inc.
By: /s/ Eric F. Parkinson
Eric F. Parkinson, Chairman & Chief Executive Officer

Page17

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2014	Hannover House, Inc
By: /s/ Eric F. Parkinson
Eric F, Parkinson Chairman Chief Executive Officer