Form 10-Q
period 2014-06-30
Hannover House, Inc.
filed 2014-08-19
CIK 1069680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The Company’s stock is traded on the OTC “Pinksheets” Markets under the trading symbol: HHSE. The Cusip number for the Company is: 410686 101. The following is true and correct, per our transfer agent, as of and at the period ending on June 30, 2014:

a.	Total Common Stock Shares in issue as of June 30, 2014: 598,338,905

b.	Above Shares Restricted From Sale: 109,060,595

TOTAL	COMMON STOCK SHARES IN MARKET: 489,278,310

c.	Series “A” Preferred Shares: 1,000,000

Shareholders of Record: 192 (Standard Registrar count)

Total Beneficial Shareholders: 1,989 (Broadridge, ICS count)

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

PART I — FINANCIAL INFORMATION

The Company's Financial Statements for the three-month period ending June 30, 2014 are contained within the following pages. In compliance with regulations governing FORM 10-Q reports, the information contained within these financial statements is unaudited. Additional disclosures as are required for Current Reporting Status with the OTC Markets are included in this filing.

HANNOVER HOUSE, INC.

CONSOLIDATED STATEMENT OF INCOME & RETAINED EARNINGS

FOR THE THREE-MONTH PERIOD ENDING JUNE 30, 2014 (UNAUDITED)

REVENUES
Product Sales (consumer packaged goods and V.O.D.)	$156,440
International Licenses*	$0

Co-Productions (incentive revenues on fully funded productions)	$708,000
VODwiz Income **	$26,750
TOTAL REVENUES	$891,190

COST OF SALES
Commissions	$0
Sales and Marketing	$1,527
Video Manufacturing	$2,300
Film and Book Royalties	$4,680
Freight	$2,100
Other Expense, Accrued third party participations ***	$566,400

TOTAL COST OF SALES	$577,007
GROSS PROFIT	$314,183

GENERAL AND ADMINISTRATIVE EXPENSES	$72,536

INCOME (LOSS) FROM OPERATIONS	$241,647

OTHER INCOME (EXPENSE)	$0

INCOME (LOSS) BEFORE INCOME TAXES	$241,647

PROVISION FOR INCOME TAXES **	$0

NET INCOME (LOSS)	$241,647

RETAINED EARNINGS, BEGINNING OF PERIOD	$4,754,713

RETAINED EARNING, END OF PERIOD	$4,996,360

* Company has elected to EXCLUDE International Sales Contracts and ventures for current and upcoming productions (including activities from the May, 2014 Cannes Film Festival), in order to recognize revenues as each film is fully funded and completed for delivery. Company retains the option to capture and recognize contract revenues for bonded productions, and to report same in upcoming quarters preceding delivery.

** VODwiz income during Q2 was derived entirely from mastering fees charged by Company to supplier partners as part of the on-boarding processes for the forthcoming consumer launch of the portal.

*** Revenues from co-production incentives for fully funded projects (“Legend of Belle Starr” and “Shadow Vision”) are commissionable, and can be recognized by Company; Net sums (less applicable 20% fee on co-productions) have been accrued as an obligation to the production entities for those films. International sales and co-production revenues for films not fully funded are not being recognized by Company at this time.

HANNOVER HOUSE, INC.

CONSOLIDATED AND GENERAL & ADMINISTRATIVE EXPENSES

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2014 (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSES
Auto	$0
Bank Charges	$658
Consulting	$0
Employees	$43,240
Entertainment*	$0
Equipment	$53
Fees	$0
Insurance	$0
Labor	$0
Legal and Accounting	$3,585
Miscellaneous*	$3,970
Office	$7,465
Rent	$4,800
Taxes (including Payroll Taxes)	$1,565
Telephone	$3,807
Travel*	$1,904
Utilities	$1,489
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	$72,536

* All costs incurred by Hannover House regarding travel, accommodations, entertainment and marketing expenses associated with the Company’s attendance at the Cannes Film Festival and Marche Du Film in May, 2014, were prepaid by Maremanno Corporation as part of their strategic investment in the film, “Black Eyed Dog.” Maremanno is entitled to recoupment of these Cannes costs (approximately $29,650) from incoming international sales licenses written by Odyssey Pictures Corporation, as such revenues are received. Accordingly, these expenses do not appear on the HHSE summary of recoupable investments.

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2014 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash & Cash Equivalents *	$7,396
Accounts Receivable**	$3,462,324
Co-Production Revenues Receivable	$708,000
VODwiz Receivables	$26,750
Prepaid Wages	$0
Merchandise Inventory	$148,665
Prepaid Advertising	$0
Prepaid Producer Royalties	$1,955,649
Producer Marketing Recoupment	$2,204,544
Film Distribution Rights	$2,314,914
Film Production Investments	$497,166
Notes Receivable and Net Recoupment	$0

TOTAL CURRENT ASSETS	$11,355,399

PROPERTY & EQUIPMENT
Office Furnishings, Fixtures and Equipment	$155,134
Less Accumulated Depreciation	$(39,356)
Vehicles***	$15,000
Less Accumulated Depreciation	$(5,000)
Real Property	$0
TOTAL PROPERTY & EQUIPMENT	$125,778

OTHER ASSETS
FILM & TELEVISION LIBRARY	$22,315,337

TOTAL OTHER ASSETS	$22,315,337

$33,796,514

* Includes third-party financing proceeds designated specifically for use in new marketing ventures, and not for general purposes or payables.

** Accounts Receivable includes the gross contract values for fully-accepted, credit-worthy international presale agreements ($2,500,000), for which the net amount payable to producers / licensors is expensed on the liability detail. Company has retained previously recognized international presales and coproduction contracts, but has intentionally withheld recognition of new contracts and presales obtained during or after the Cannes Festival and Market, so that these revenues may be recognized at a later date, likely upon delivery of the subject films.

HANNOVER HOUSE, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2014 (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable	$155,352
Accrued Royalties	$298,509
Producer Acquisition Advances Due	$67,802
Accrued Wages	$0
Producers’ Share of Co-Production Revenues	$566,400
VODwiz Third Party Payables	$0
Payroll Taxes Payable	$0
NB Cal AFIL P&A Loan	$349,226
Hounddog P&A Note (Weinreb)	$847,289
Other Bank Note (BOF and TCA)	$442,043

TOTAL CURRENT LIABILITIES	$2,726,621

LONG-TERM LIABILILTIES
Long-Term Payables (including TCA, Interstar & Bedrock)	$2,586,807
Assignment of Intl. Sales Net to Production	$1,900,000
Executive Salary Deferrals	$1,073,686
Officer Notes Payable	$158,340

TOTAL LONG-TERM LIABILITIES	$5,718,833

TOTAL OF ALL LIABILITIES*	8,445,454

SHAREHOLDER'S EQUITY
Common Stock (598,338,905 shares
issued and outstanding) **	$20,354,700
Retained Earnings	$4,996,360

TOTAL SHAREHOLDER'S EQUITY	$25,351,061

$33,796,514

* Total Liabilities includes self-liquidating (self-funding) revenues from international presales and co-production incentives, which collectively represent $2,441,400.

** Total share count does not include the 10-million share deduction that is in the process of being returned to treasury stock from the dissolution and resolution of the TCA Global Master Fund credit line venture.

HANNOVER HOUSE, INC.

CHANGE IN SHARE STRUCTURE DURING REPORTING PERIOD

JUNE 30, 2014

			Change
			During
Share Structure Description	6/30/2014	3/31/2014	Quarter
Unrestricted Common Stock*	489,278,310	449,580,622	39,697,688
Restricted Common Stock	109,060,595	130,651,743	(21,591,148)
COMMON STOCK ISSUED*	598,338,905	580,232,365	18,106,540
COMMON STOCK AUTHORIZED	700,000,000	700,000,000	0

Preferred Shares Issued	1,000,000	1,000,000	0
Preferred Shares Authorized	10,000,000	10,000,000	0

Total Beneficial Owners	1,989	1,977	12
(per Broadridge)

Total Shareholders of Record	192	183	9
(per Standard Registrar)

 * Common Stock share count as of June 30, 2014,

per company’s transfer agent, Standard Registrar & Transfer Co., Inc.

CHANGE IN REVENUE SOURCES

JUNE 30, 2014 vs. JUNE 30, 2013

			Change
			During
Revenue Source	6/30/2014	6/30/2013	Quarter
Core USA Consumer Products & VOD Revenues	156,440	223,802	(67,362)
International Sales Licenses*	0	0	0
Co-Production Revenues	708,000	0	708,000
VODwiz Revenues	26,750	0	26,750

TOTAL REVENUES BY PERIOD $891,190 $223,802 $667,388

Hannover House, Inc.

Statement of Cash Flows - Q/E 6-30-2014 Vs. Q/E 3-31-2014

		6/30/2014
Net Income	$	241,647
Balance Sheet Adjustments to reconcile net income (accrual) to cash provided (used for) operations, and write-downs & adjustments	$	28,286

(Increase) Decrease in		Change		6-30-2014	3-31-2014
Accounts Receivable	$	18,887	$	3,462,324	$ 3,481,211
Co-Production Revs Receivable	$	(708,000)	$	708,000	$ -
VODwiz Receivables	$	(26,750)	$	26,750	$ -
Prepaid wages	$	-	$	-	$ -
Inventory	$	(1,857)	$	148,665	$ 146,808
Producer Marketing Recoupment	$	-	$	2,204,544	$ 2,204,544
Prepaid Producer Royalties	$	(79,458)	$	1,955,649	$ 1,876,191
Film Distribution Rights	$	-	$	2,314,914	$ 2,314,914
Film Production Investments	$	-	$	497,166	$ 497,166

Increase (Decrease) in					
Accounts Payable	$	11,151	$	155,352	$ 144,201
Accrued Royalties	$	4,680	$	298,509	$ 293,829
Producer Acquisition Advances	$	(79,458)	$	67,802	$ 147,260
Accrued Wages	$	-	$	-	$ -
Payroll Taxes Due	$	-	$	-	$ -
Hounddog P&A Note	$	20,665	$	847,289	$ 826,624
NB Cal Loan (AFIL)	$	-	$	349,226	$ 349,226
Bank Note & TCA	$	(10,000)	$	432,043	$ 442,043
Long Term Payables	$	(144,620)	$	2,586,807	$ 2,731,427
Producer Share of Co-Prod. Revs.	$	566,400	$	556,400	$ -
Assignment of Intl Presales	$	-	$	1,900,000	$ 1,900,000
Executive Salary Deferral	$	9,690	$	1,073,686	$ 1,063,996
Officer Notes Payable	$	(11,500)	$	158,340	$ 169,840

Cash Flows From Financing Activities		
Graham Financial Debt Conversion Proceeds	$	84,621
Cash Flows - Marketing Consulting Fees	$	25,000
Increase (Decrease) in Cash		
Cash, Beginning of Period	$	43,220
Cash, End of Period	$	7,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Quarterly Form 10-Q for the three-month period ending June 30, 2014. Actual results could differ materially from these forward-looking statements. Hannover House, Inc. is sometimes referred to herein as "we," "us," "our" and the "Company."

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

As of 6-30-2014, there were no further changes of “control”.

As of 6-30-2014, there were no increases of 10% or more of the same class of outstanding equity securities.

During the quarterly reporting period ending 6-30-2014, the Company did not issue any new shares.

The Company has not experienced any delisting of the issuer’s securities. As of the 6-30-2014, there were no current, past, pending or threatened legal proceedings or administrative actions that could have a material effect on the issuer’s business, financial condition or operations other than those items specifically described hereunder or otherwise disclosed in OTC Markets Filings. As of 6-30-2014 and remaining true through the date of this filing, there were no past or pending trading suspensions by a securities regulator. The legal proceedings, whether past, pending or threatened, all fall under the guidelines of being within the ordinary course of business, and are disclosed in detail in this filing or incorporated within previously filed disclosures with the OTC Markets.

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

FILMS & VIDEOS – Most of the film and video titles that are distributed by the Company are “acquired” or otherwise licensed from third-party suppliers, often production companies or media companies seeking to expand their income and market reach through a relationship with Hannover House. Some of the properties distributed by the Company are “sales agency” ventures, in which the Company performs certain sales & marketing functions on behalf of the owners of the properties, as opposed to having the Company actually purchase or otherwise license rights into the property. Historically, most of the titles sold by the Company were under such “sales agency” ventures. However, beginning in 2010 with the merger of Hannover House and Target Development Group, Inc., the Company began moving away from “sales agency” ventures and pursuing actual rights-licensing / acquisition structures for new titles. Beginning in 2013, the Company began exploring options to finance higher-profile films through private equity, international presales, co-production ventures, tax structures and other financing tools. The goal of the Company’s activities in developing and producing higher profile films is to dramatically increase the Company’s revenues and balance sheet without unreasonably encumbering cash or debt resources.

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

As of 6-30-2014 and remaining true through the date of this filing, the Company does not foresee any probable or existing governmental regulations as having an adverse or material impact to the operations.

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

As of 6-30-2014, the Company had 7 full-time employees.

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

While there are no material threats at present to the Company's ongoing viability, there can be no assurance that the majority of long-term creditors will continue to comply with debt reduction and installment payment agreements. And while the Company continues to generate DVD and Blu-Ray sales to major retailers (and Video-On-Demand contracts through the major VOD portals), there can be no assurance that current and past sales performance will continue into the future. The remedies available to the Company for continued viability and growth are revenues from product sales and licenses, credit arrangements (both with lenders and suppliers) and stock-equity opportunities (ranging from shelf-registration of new shares to "debt-conversion" ventures to alleviate the cash-flow burden from older, qualifying payables). Investment in the Company's Stock Shares bears significant risks, as well as significant upside potential. The "Price-Earnings Ratio" for publicly-traded entertainment stocks in the Company's area of activity results in an average P/E rate of 22-times. The current P/E ratio for Company's s(Hannover House's) is 3.7, suggesting that the shares are currently trading at a price that is undervalued by a factor of approximately 5-times when compared to the industry average.

Trading volume in Company's stock is averages approximately 1,243,400 shares per day, suggesting that investments in the Company's stock may not be as easily or quickly resold as some other stock offerings.

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

As of June 30, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and President of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures continued to be effective as of June 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2014, the Company was not involved in any open or non-adjudicated litigation matters.

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

The cessation of employment by either Parkinson or Shefte for any reason could have a material and negative impact on the Company, as current cash flows would not facilitate the hiring of comparably qualified executives, and the loss of Parkinson as "key man" could result in multiple title agreement cancellations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to Issuer.

Item 3. Defaults Upon Senior Securities

Not applicable to Issuer.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable to Issuer.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION
31.1	Certification

ITEM 2 – ADDITIONAL DISCLOSURES & ITEMS REQUIRED FOR “CURRENT

REPORTING” STATUS UNDER OTC MARKETS GUIDELINES

OTC MARKETS GUIDELINES ITEM 8 – Provide specific information on the CEO, members of the board of directors, control persons including legal/disciplinary history. Please also provide the name, address and shareholdings of beneficial shareholders of more than 10%.

The name of the Chief Executive Officer, members of the board of directors, as well as control persons are:

a) Eric Filson Parkinson, Chief Executive Officer and member of the board; business address for Mr. Parkinson is: 1428 Chester St., Springdale, AR 72764. At all times during the prior five years, Mr. Parkinson has been employed as the C.E.O. of Hannover House, Inc. and all affiliated subsidiaries, including Truman Press, Inc. and

Bookworks, Inc, referred to in all documents collectively as “Hannover House, Inc.” or “Company.” Mr. Parkinson has an accrued salary of ninety-thousand dollars (USD $90,000) per year, for which the vast majority has been, and continues to be deferred and accrued. As of March 31, 2014, Mr. Parkinson beneficially owned 64,051,649 shares of Class A common stock in the Company, and 600,000 shares of Series A Preferred Stock. Mr. Parkinson has voluntarily surrendered back into company treasury a total of 26,800,000 shares of stock, to be held pending satisfaction of corporate and sales achievements. Parkinson has no other Board memberships or affiliations other than volunteer, non-profit associations.

b) Don Frederick Shefte, President and member of the board; business address for Mr. Shefte is: 1428 Chester St., Springdale, AR 72764. At all times since November, 2006, Mr. Shefte has been employed as the President of Hannover House, Inc. and all affiliated subsidiaries, including Truman Press, Inc. and Bookworks, Inc, referred to in all documents collectively as “Hannover House, Inc.” or “Company.” Additionally, and only on an occasional basis, Shefte has also worked part-time as an as well as a part-time, adjunct professor of Business at the Sam Walton School of Business at the University of Arkansas. Prior to joining Truman Press, Inc. (in November 2006), Shefte was the Senior Vice President and Senior Trust Officer at the Bank of Fayetteville. Mr. Shefte has an accrued salary of ninety-thousand dollars (USD $90,000) per year, for which the vast majority has been, and continues to be deferred and accrued. As of March 31, 2014, Mr. Shefte beneficially owns 41,237,547 shares of Class A common stock in the Company, and 400,000 shares of Series A Preferred Stock. Shefte has no other Board memberships of affiliations other than volunteer, non-profit associations. Shefte has voluntarily surrendered back into company treasury total of 5-million shares of stock, to be held pending satisfaction of corporate governance achievements.

B. Legal / Disciplinary History. Neither board member has been involved in any form of criminal conviction or proceeding or named as a defendant in a pending criminal proceeding; neither director has been suspended, vacated or otherwise barred from any involvement in securities, commodities or banking activities; neither director has been affected by a finding or judgment by a court of competent jurisdiction, the Securities and Exchange Commission, the Commodity Futures Trade Commission or a state securities regulator of a violation of federal or state securities or commodities laws; neither director has received an order by a self-regulatory organization that permanently or temporarily bars or limits such person’s involvement in securities activities.

C. Disclosure of Family Relationships – There are no family relationships existing between or among either of the Board of Directors, or any other officers, directors, or beneficial owners of more than five percent (5%) of any of the class of the issuer’s equity securities.

D. Disclosure of Related Party Transactions – The Company was not involved in any Related Party Transactions valued at $120,000 or more, or valued at more than one percent of the issuer’s total assets at year-end for its last three fiscal years.

E. Disclosure of Conflicts of Interest – There are no known conflicts of interest.

OTC MARKETS GUIDELINES ITEM 9 – Provide contact information for the outside providers that advise on matters relating to the operations, business development and disclosure, as of the period ending 6-3-2014:

George B. Morton, Esq.	Todd Wisdom, CPA
Law Offices of George P. Morton	Hogan-Taylor, LLP
217 E. Dickson St., Suite 103	688 E. Milsap Road, Suite 233
Fayetteville, AR 72701	Fayetteville, AR 72703
(479) 935-9511	(479) 521-9191
GBM@Morton-Law.us	Info@HoganTaylor.com

Lisa Higgins, CPA	Jim Scheltema, Esq.
111 N. Church Ave.	4475 Woodbine Road
Fayetteville, AR 72701	Milton, FL 32571
(479) 442-8731	(850) 995-4885
DeLisaHog@aol.com	JimScheltema@gmail.com

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2014	Hannover House, Inc.
By: /s/ Eric F. Parkinson
Eric F. Parkinson, Chairman & Chief Executive Officer