Form 10-Q
period 2015-06-30
Hannover House, Inc.
filed 2015-09-10
CIK 1069680

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The Company’s stock is traded on the OTC “Pinksheets” Markets under the trading symbol: HHSE. The Cusip number for the Company is: 410686 101. The following is true and correct, per our transfer agent, as of and at the period ending on June 30, 2015:

a.	Total Common Stock Shares in issue as of June 30, 2015: 713,927,966*
b.	Above Shares Restricted from Sale: 103,860,595*

TOTAL COMMON STOCK SHARES IN MARKET: 610,067,374*

c.	Series “A” Preferred Shares: 3,000,000

Shareholders of Record: 2,012 (Standard Registrar count)

Total Beneficial Shareholders: 343 (Broadridge, ICS count)

Total Authorized Common Stock Shares: 800,000,000**

Total Authorized Series "A" Preferred Shares: 10,000,000

* Share count includes 10-mm restricted stock shares issued as collateral to TCA Global Master Fund, which are subject to return to treasury stock.

** (Note: Following the reporting period covered by this filing, the total Authorized Common Stock Shares level was increased to 800,000,000 - in April, 2015 - following a discussion at the Annual Meeting of Shareholders, and a waiting period of more than thirty days, as per the guidelines detailed in the corporate by-laws). Company also established a mechanism to empower the Transfer Agent, under very special and unlikely circumstances, to issue up to an additional 100-million “Reserve Shares” in compliance with the need for such a mechanism to service “Convertible Notes” that could be demanded, and if unpaid, converted into shares. The creation of the “Reserve Shares” represents a mechanism that is more than 7-times the maximum potential amount of shares that could, theoretically, be issued is all convertible note holders demanded shares (instead of cash) and if the Company’s share price remained at its current, historic low pricing – all of which circumstances are extremely unlikely.

The Transfer Agent for the Company’s stock is:

Standard Registrar & Transfer Company, Inc.

12528 South 1840 East

Draper, UT 84020

Tel. 801-571-8844 / Fax 801-571-2551

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Statements of Income and Retained Earnings	5

	Consolidated General and Administrative Expenses	6

	Consolidated Balance Sheets	7 - 8

	Shareholders’ Equity & Statement of Cash Flows	9-10

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	19-22

SIGNATURES		18

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

PART I — FINANCIAL INFORMATION

The Company's Financial Statements for the three-month period ending June 30, 2015 are contained within the following pages. In compliance with regulations governing FORM 10-Q reports, the information contained within these financial statements is unaudited.

HANNOVER HOUSE, INC.

CONSOLIDATED STATEMENT OF INCOME & RETAINED EARNINGS

FOR THE THREE-MONTH PERIOD ENDING JUNE 30, 2015 (UNAUDITED)

* International Sales Contracts are allocated based on gross revenue amounts, less accrued third party participations or assignments. However, Q2 revenues do not include any international sales.

** Corporate tax returns are calculated on a cash basis, however, the applicable reserve for accrued earnings has been applied for the purposes of properly recording the company’s accrued profitability.

HANNOVER HOUSE, INC.
CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
FOR THE THREE MONTHS ENDING 6-30-2015

GENERAL AND ADMINISTRATIVE EXPENSES

CATEGORY	3-Months Ending 3/31/2015	3-Months Ending 6/30/2015	Category Change In Period
Auto	$ -	$ -	$ -
Bank Charges	$ 925	$ 850	$ (75)
Consulting	$ -	$ -	$ -
Employees and Labor	$ 70,465	$ 63,365	$ (7,100)
Entertainment	$ -	$ -	$ -
Equipment	$ -	$ 3,673	$ 3,673
Fees	$ -	$ -	$ -
Insurance	$ -	$ 453	$ 453
Labor	$ -	$ 650	$ 650
Legal and Accounting	$ 5,000	$ 3,000	$ (2,000)
Miscellaneous	$ 4,917	$ 1,818	$ (3,099)
Office	$ 6,334	$ 3,202	$ (3,132)
Rent	$ 10,050	$ 10,050	$ -
Taxes	$ 2,900	$ 7,893	$ 4,993
Telephone	$ 4,196	$ 3,254	$ (942)
Travel	$ -	$ 4,290	$ 4,290
Utilities	$ 1,451	$ 1,388	$ (63)
TOTAL OF GENERAL AND			$ -
ADMINISTRATIVE EXPENSES	$ 106,238	$ 103,886	$ (2,352)

Footnotes: Officer salaries for Parkinson and Shefte (the majority of which are deferred income) appear on the income statement as accrued (but deferred) payables, as well as on the Company's balance sheets.

HANNOVER HOUSE, INC.

Consolidated Balance Sheet / As of June 30, 2015 (Unaudited)

Consolidated Balance Sheet / As of June 30, 2015 (Unaudited) / Continued

HANNOVER HOUSE, INC. – STATEMENT OF CASH FLOWS

For the Three Month Period Ending June 30, 2015

HANNOVER HOUSE, INC.

Change In Shareholder’s Equity

For the Three Month Period Ending June 30, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual OTC Markets filing for the year ending December 31, 2014. Actual results could differ materially from these forward-looking statements. Hannover House, Inc. is sometimes referred to herein as "we," "us," "our" and the "Company."

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

Over the past four years, the Company has defaulted on several loan or credit obligations, but none representing a material event to the Company or falling outside of the ordinary course of business. As previously disclosed through the Company's filings with the OTC Markets, the Company had incurred debt relating to the theatrical releasing costs of the film "Twelve" (debt obligations were accrued with Andersons, AOL, Bedrock Ventures, 42 West, Technicolor, Tribune Ent. and others). As of December 31, 2014 the Company had reduced the cumulative total of the outstanding debt balances for this film from an original gross of $4.2-million (inclusive of obligations to the production company / licensor), down to less than $850,000 as of this reporting period. Other significant obligations of the Company include "P&A" for the release of the film, "Hounddog" (Weinreb loan), "P&A" for the release of "All's Faire In Love" (NBCal Loan), producer / licensor obligations to Interstar Releasing, Fantastic Films and E.E. Smith, all of which are itemized or otherwise included within the Company's financials.

As of 6-30-2015, there were no further changes of “control”.

As of 6-30-2015, there were no increases of 10% or more of the same class of outstanding equity securities.

During the quarterly reporting period ending 6-30-2015, the Company issued a total of 33,027,317 shares of stock, including 5-million shares restricted from sale under rule 144, which were issued for the benefit of key suppliers (including 1-million shares to Tom Sims, V.P. of Sales). The new issuances consisted of 11,892,920 shares issued to Magna Investments, in a debt conversion transaction to reduce the balance owed to TCA Global Master Fund; 8,750,830 to JSJ Investments in consideration of debt reductions for National Bank of California and Graham Financial Services (which note was reissued and renewed); 4,100,000 shares to Macallan Partners for purchases of qualified, aged-debt; and 3,284,567 shares to Bach Capital in satisfaction of aged convertible notes issued to the company in May of 2014.

The Company has not experienced any delisting of the issuer’s securities. As of the 6-30-2015, there were no current, past, pending or threatened legal proceedings or administrative actions that could have a material effect on the issuer’s business, financial condition or operations other than those items specifically described hereunder or otherwise disclosed in OTC Markets Filings. As of 6-30-2015 and remaining true through the date of this filing, there were no past or pending trading suspensions by a securities regulator. The legal proceedings, whether past, pending or threatened, all fall under the guidelines of being within the ordinary course of business, and are disclosed in detail in this filing or incorporated within previously filed disclosures with the OTC Markets.

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

FILMS & VIDEOS – Most of the film and video titles that are distributed by the Company are “acquired” or otherwise licensed from third-party suppliers, often production companies or media companies seeking to expand their income and market reach through a relationship with Hannover House or through the company’s recently formed multi-studio sales cooperative, Medallion Releasing, Inc.. Some of the properties distributed by the Company are “sales agency” ventures, in which the Company performs certain sales & marketing functions on behalf of the owners of the properties, as opposed to having the Company actually purchase or otherwise license rights into the property. In 2010 with the merger of Hannover House and Target Development Group, Inc., the Company began moving away from “sales agency” ventures and pursuing actual rights-licensing / acquisition structures for new titles being released under the Hannover House label, as this form of licensing arrangement can ultimately be more lucrative for the company. Most of the titles being distributed by the Medallion Releasing division are under sales agency agreements, ranging from 15% to 50% revenue splits with the program suppliers and outside labels.

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

The use of the term "Company" refers to the combined entities, as reported on a consolidated basis, of Hannover House, Inc., Truman Press, Inc., d/b/a “Hannover House” and Bookworks, Inc. (a special purpose entity utilized for Screen Actors Guild activities and productions), as well as VODWIZ, Inc. (the special purpose video-on-demand portal venture), and Medallion Releasing, Inc. (the multi-studio sales venture). Each of the corporate entities files separate income tax returns with the federal government and respective states of registration; however, financial statements and reports, as of January 1, 2010, refer to the combined and consolidated results of all entities. Hannover House, Inc. is the publicly-traded entity for all operating divisions. Truman Press, Inc., d/b/a “Hannover House” is the operating and releasing division entity for all consumer products. Bookworks, Inc., is a special purpose entity established for the servicing of book and publishing ventures, and more recently, used for Screen Actors Guild productions.

As of 6-30-2015 and remaining true through the date of this filing, the Company does not foresee any probable or existing governmental regulations as having an adverse or material impact to the operations.

During calendar year 2009 (and specifically limited to activities for Truman Press, Inc., d/b/a “Hannover House”), the Company invested approximately $15,000 on activities that could be characterized as ‘research and development.’ During the calendar year of 2010, and under the consolidated reporting of all entities, the Company invested approximately $20,000 on projects and activities that could be characterized as ‘research and development.’ During the calendar year of 2011 and under consolidated reporting of all entities, the Company invested approximately $166,000 on projects and activities that could be characterized as ‘research and development.’ (specifically, the production of feature film / video products). During 2012, the Company invested approximately $287,114 on production projects / R&D assignable; during 2013, the Company made no new investments in production or activities that would be R&D assignable. The company has been involved in some feature film productions during 2014 and the first quarter of 2015, including development, pre-production and post-production work on “Bonobos: Back to the Wild” (nature docudrama), “Mother Goose: Journey to Utopia” (live-action fantasy adventure), “Dinosaurs of the Jurassic” (Documentary), “Shadow Vision” (Sci-Fi Thriller), “The Summoning” (Horror-Thriller), “Shuck and Jive” (Urban Drama) and “Clown Town” (Horror). The Company is also working on structuring financing and distribution ventures for three additional features, “Extreme Operative” (action-adventure), “Dog and Pony Show” (Family-Animal Adventure), and “Bridge To Redemption” (Action-Thriller). The company feels that its participation in facilitating the production of these and other higher-end titles generates many benefits: longer license periods (usually perpetuity), greater revenue opportunities (including international rights), and higher-end titles to serve as locomotives to elevate the company’s stature with theatrical exhibition chains and video mass merchants which can help with catalog and secondary title placements.

The Company has not incurred any non-negligible costs relating to compliance with environmental laws, whether to federal, state or local. As of 6-30-2015, the Company had 7 full-time employees.

The nature of products and services offered:

A.	The principal products of the Company, and their respective markets are:

i.	Theatrical films – released to theatres in the United States

ii.	Home Video Products (DVDs, Blu-Rays, Digital Copies) – released to video specialty retailers, mass-merchandisers, bookstores, schools, libraries and rental outlets (including kiosks) in the United States and Canada;

iii.	Video-On-Demand releases – films and videos offered for direct ‘in-home viewing’ by consumers via a variety of service providers.

iv.	Books and E-Books – sold through bookstores, schools, libraries, internet retailers and streamed through a variety of e-Book platforms.

B.	The primary distribution methods used by the Company for all consumer product goods can be categorized as: “two-step wholesale” distribution (wherein the Company sells its products to an authorized wholesale distributor, which in turn, resells the products to retailers or consumers) and “direct distribution” wherein the Company sells its products directly to consumers or directly to the end-user retailer.

C.	The Company has announced, and included in previously published disclosures, a listing of some of the principal, upcoming theatrical films that will also be released onto home video formats.

D.	Competitive Position – The Company competes for theatrical screens and retail (home video) shelf space against seven (7) Major Studio suppliers and approximately eight (8) independent studio suppliers. While all of the Major Studio competitors operate their own (in-house) home video distribution divisions, only three of the independent studio suppliers operate both theatrically and in the home video markets. Operating a home video releasing label “in-house” provides the Company with an advantage in the solicitation of titles for acquisition, as well as provides greater control over the Company’s cash-flow and corporate goals.

E.	Materials and Suppliers – The principal service providers to the Company are listed in detail in this disclosure, below. The principal suppliers of new release film and video products include the following production companies and programming sources (listed alphabetically): Allegheny Image Factory; American Family Movies; Associated Television; Atlas Films; BerVon Entertainment; Cinetic Media; Daybreak Pictures; Empire Film Group, Inc.; Eurocine International; Gaumont, SA; Origin Motion Pictures; Plaza Entertainment, Inc.; Phoenix Entertainment; Phoenix Releasing Group; Sola-Media, GmbH; Shoreline Entertainment; Studio 3 Entertainment; PWI-Veracruz Entertainment. The principal suppliers of books for the Company to publish include (listed alphabetically): James Danielson, Phil Goodman, Brenda Hancock, Vivian Kaplan, Barr McClellan and Vivian Schilling. The Company sees no shortage of properties available for acquisition in any of the applicable media.

F.	Dependence on Major Customers – Two of the Company's current customers as of 12-31-2014 contributed fifteen percent (15%) or more to the overall, annualized sales revenues. Wal-Mart Stores, Inc. (inclusive of sales to their SAM’S Clubs division), has been purchasing most of the Company's new release DVD titles.. The Company does not see the Wal-Mart market share as an unhealthy dependence on a key customer, as Wal-Mart constitutes a much smaller share of the Company’s overall revenues than for many Major Studios, and the Company does not anticipate that the growth in sales to Wal-Mart Stores, Inc., will grow disproportionately with the Company’s other customers. Medallion Releasing has commenced activities for the international sales and licensing of higher-end properties owned or controlled by the Company, the revenue results for which also exceed the fifteen percent (15%) threshold of total, annualized revenues. The Company does not feel that the rapidly growing sales revenues being realized from the international markets poses an unreasonable or viable threat to operations, as sales are cumulative over multiple licensing agreements for specific territories, media and titles.

G.	The Company does not own or control any patents, franchise or concessions. The licenses and royalty agreements fall under the category of being part of the ordinary course of business.

H.	The company does not need any government approvals of principal products or services.

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

While there are no material threats at present to the Company's ongoing viability, there can be no assurance that the majority of long-term creditors will continue to comply with debt reduction and installment payment agreements. And while the Company continues to generate DVD and Blu-Ray sales to major retailers (and Video-On-Demand contracts through the major VOD portals), there can be no assurance that current and past sales performance will continue into the future. The remedies available to the Company for continued viability and growth are revenues from product sales and licenses, credit arrangements (both with lenders and suppliers) and stock-equity opportunities (ranging from shelf-registration of new shares to "debt-conversion" ventures to alleviate the cash-flow burden from older, qualifying payables). Investment in the Company's Stock Shares bears significant risks, as well as significant upside potential. The "Price-Earnings Ratio" for publicly-traded entertainment stocks in the Company's area of activity results in an average P/E rate of 22-times. The current P/E ratio for Company's (Hannover House's) is 3.1, based on an annualized projection of the current reporting period. This extremely low P/E rate for Hannover House shares relative to the other publicly traded companies operating in the same business sector, suggests that the shares are currently trading at a price that is undervalued by a factor of approximately 6-times when compared to the industry average.

During the most recent ten trading days tracked for this disclosure filing (specifically, August 1 – August 14, 2015), trading volume in Company's stock was averaging approximately 912,000 shares per day, suggesting that investments in the Company's stock may not be as easily or quickly resold as some other stock offerings.

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

As of June 30, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and President of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures continued to be effective as of June 30, 2015 .

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2015, the Company was not involved in any open or non-adjudicated litigation matters. In early May, a lawsuit was filed on behalf of Elder Properties (the landlord for the Company’s primary office / warehouse facility). A settlement was effected and announced almost immediately, and Company remitted payments in May totaling $29,350, with subsequent monthly installments on a negotiated settlement. Subsequent to the end of the reporting period, on or about August 3, 2015, to the surprise of HHSE and its counsel, the attorney for Elder Properties filed a “default judgment” against Company in this resolved matter, instead of either withdrawing the lawsuit or filing Satisfaction documentation. The attorney for HHSE responded immediately with a demand for sanctions and damages against the opposing counsel for having made a significant filing error. Ultimately, the demand for sanctions was dropped, which triggered the filing of the Satisfaction paperwork, and the matter was finally closed (August 14, 2015). Also subsequent to the close of the reporting period, on August 5, 2015, Company was served a demand for “accounting” and applicable payments by an attorney for Northbank Entertainment, producer / licensor of the DVD release “Amityville Asylum.” Company had previously provided a full and complete accounting of the sales and royalties due for this title to a totally different attorney, ostensibly also representing Northbank Entertainment, including a payment installment agreement and bank cashier’s check. The Company will respond to this lawsuit filing in a timely manner, and may seek sanctions and damages for filing a lawsuit on this previously resolved matter.

Since the end of the applicable reporting period, Company has grown concerned with the status of a services-agreement entered into in 2013 with Nanotech Entertainment for the operational (technical upload and delivery) needs for the upcoming VODWIZ digital-streaming service. HHSE is concerned that the insufficient attention and resources may have been committed to uploading new titles to VODWIZ, and is currently, actively seeking to address these concerns and to work towards establishing a mutually acceptable framework for a moving-forward relationship. HHSE acknowledges that Nanotech may also have concerns about masters and other delivery elements from HHSE and HHSE supplier studios that are participating in the VODWIZ launch. The establishment of the VODWIZ site and portal is complex, and involved literally thousands of feature films and more than a dozen suppliers, each delivering elements in a wide assortment of formats. It is not unreasonable that the task of uploading titles has proven time-consuming and, at times, problematic. It is HHSE’s intention to continue working with Nanotech, provided that an acceptable game-plan and schedule can be agreed. HHSE has been approached by other technical services providers, and anticipates that there would be no negative impact to the consumer roll-out of the VODWIZ site and portal if, for any reason, including mutual dissolution, that the services agreement with Nanotech is not continued. There are no other material disputes or lawsuits requiring Company’s response.

Item 1A. Risk Factors

Other than as set forth in this FORM 10-Q filing, there are no specific risk factors relating to the Company's securities that are not universally applicable to other equities trading on the OTC Markets.

Key Man / Principals - The Company is reliant upon the continued employment and work performance of the two, principal managers, Eric Parkinson (CEO) and D. Frederick Shefte (President). As an accommodation to benefit the Company's cash flow, both Parkinson and Shefte have been deferring a majority of their salaries. Additionally, as has been required by many third-party program suppliers, Parkinson has often been listed as a "key man" to the rights licenses or sales venture agreements for specific acquisitions, due to his successful home video sales track record. Additionally, the engagement of Tom Sims as VP of Sales for both Hannover House, Inc. and Medallion Releasing, Inc., makes him into an important and key man employee. The cessation of employment by any of these principals could have a material and negative impact on the Company, as current cash flows would not facilitate the hiring of comparably qualified executives, and the loss of Parkinson as "key man" could result in multiple title agreement cancellations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to Issuer.

Item 3. Defaults Upon Senior Securities

Not applicable to Issuer, although a previously active credit arrangement with TCA Global Master Fund has since been terminated by mutual consent.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable to Issuer.

Item 5. Other Information.

None.

Item 6. Exhibits

Examples of billboards, print ads, in-theatre promotions and key media coverage for current Hannover House, Inc. theatrical releases: “THE ALGERIAN” and “BONOBOS: BACK TO THE WILD.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2015	Hannover House, Inc.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 15, 2015	Hannover House, Inc
By: /s/ Eric F. Parkinson
Eric F, Parkinson Chairman Chief Executive Officer

 EXHIBITS

NEW YORK, WASHINGTON, D.C. and Other Markets

ADVERTISING & BILLBOARD EXAMPLES OF CURRENT HHSE RELEASES,

“The Algerian” and “Bonobos: Back to the Wild”