Form 10-Q
period 2015-09-30
Hannover House, Inc.
filed 2015-12-03
CIK 1069680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The Company’s stock is traded on the OTC “Pinksheets” Markets under the trading symbol: HHSE. The Cusip number for the Company is: 410686 101. The following is true and correct, per our transfer agent, as of and at the period ending on September 30, 2015:

a.	Total Common Stock Shares in issue as of September 30, 2015: 754,843,404*
b.	Above Shares Restricted from Sale: 103,860,595*

TOTAL COMMON STOCK SHARES IN MARKET: 650,982,809*

c.	Series “A” Preferred Shares: 3,000,000

Shareholders of Record: 2,018 (Standard Registrar count)

Total Beneficial Shareholders: 344 (Broadridge, ICS count)

Total Authorized Common Stock Shares: 800,000,000

Total Authorized Series "A" Preferred Shares: 10,000,000

* Share count includes 10-mm restricted stock shares issued as collateral to TCA Global Master Fund, which are subject to return to treasury stock. Share count also includes the issuance by Transfer Agent during the current reporting period of a block of approximately 9,854,147 common stock shares to Blackbridge Capital, which Company has demonstrated to have been issued in error by the Transfer Agent, and which occured without meritorious basis. Company has engaged litigation counsel to pursue its rights and remedies in recovering these shares or obtaining financial consideration.

The Transfer Agent for the Company’s stock is:

Standard Registrar & Transfer Company, Inc.

12528 South 1840 East

Draper, UT 84020

Tel. 801-571-8844 / Fax 801-571-2551

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Statements of Income and Retained Earnings	5

	Consolidated General and Administrative Expenses	6

	Consolidated Balance Sheets	7 - 8

	Shareholders’ Equity & Statement of Cash Flows / Sales Detail	9 – 11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18 – 20

ITEM 6.	EXHIBITS	21

SIGNATURES		22 – 23

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

PART I — FINANCIAL INFORMATION

The Company's Financial Statements for the three-month period ending September 30, 2015 are contained within the following pages. In compliance with regulations governing FORM 10-Q reports, the information contained within these financial statements is unaudited.

HANNOVER HOUSE, INC.

CONSOLIDATED STATEMENT OF INCOME & RETAINED EARNINGS

FOR THE THREE-MONTH PERIOD ENDING SEPT. 30, 2015 (UNAUDITED)

HANNOVER HOUSE, INC.

CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

FOR THE THREE MONTHS ENDING 9-30-2015

HANNOVER HOUSE, INC.

Consolidated Balance Sheet / As of Sept. 30, 2015 (Unaudited)

HANNOVER HOUSE, INC.

Consolidated Balance Sheet / As of Sept. 30, 2015 (Unaudited) / continued

## LIABILITIES & SHAREHOLDER'S EQUITY

| | | 6/30/2015 | 9/30/2015 |
|---|---|---|---|
| **CURRENT LIABILITIES** | | | |
| Accounts payable | | 159,152 | 155,344 |
| Accrued Royalties | | 812,440 | 1,217,577 |
| Acquisition Advances Due | | 39,154 | 34,852 |
| Accrued Wages | | 20,760 | 17,760 |
| Payroll Taxes Payable | | 38,260 | 14,083 |
| Deferred Income Tax Payable | | 1,512,352 | 1,707,220 |
| NB Cal AFIL P&A Loan | | 249,306 | 149,306 |
| Hounddog P&A Note (Weinreb) | | 731,025 | 731,025 |
| Interest on Weinreb Note | | 225,955 | 238,748 |
| Graham Financial Services Note | | 80,000 | 80,000 |
| Interest on Graham Note | | 6,068 | 7,468 |
| Short Term Notes (Various) | * | 154,936 | 154,936 |
| Interest on Short Term Notes | | 13,170 | 18,980 |
| Bank of Fayetteville Note | | 15,000 | 15,000 |
| Interest on B.O.F. Note | | 5,129 | 5,392 |
| TOTAL CURRENT LIABILITIES | | 4,062,707 | 4,547,691 |
| **LONG-TERM LIABILITIES** | | | |
| Long-Term Payables | * | 1,935,705 | 1,855,205 |
| TCA Global Master Fund | | 206,180 | 131,180 |
| Mortgage Note Payable | | - | - |
| Executive Salary Deferrals | | 608,561 | 636,171 |
| Officer Notes Payable | | 201,455 | 151,455 |
| TOTAL LONG-TERM LIABILITIES | | 2,951,901 | 2,774,011 |
| TOTAL OF ALL LIABILITIES | | 7,014,608 | 7,321,702 |
| **SHAREHOLDER'S EQUITY** | | | |
| Common Stock | | 26,166,647 | 26,336,767 |
| Retained Earnings | | 2,495,703 | 2,857,600 |
| TOTAL SHAREHOLDER'S EQUITY | | 28,662,350 | 29,194,367 |
| | | **35,676,958** | **36,516,068** |

* *Company has recategorized short-term notes into "current" liabilities, rather than Long-Term Payables*

HANNOVER HOUSE, INC.

Change In Shareholder’s Equity

For the Three Month Period Ending September 30, 2015

HANNOVER HOUSE, INC.

Sales by MEDIA and Ranked by Top 15 Titles During Q3, 2015

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

Over the past four years, the Company has defaulted on several loan or credit obligations, but none representing a material event to the Company or falling outside of the ordinary course of business. As previously disclosed through the Company's filings with the OTC Markets, the Company had incurred debt relating to the theatrical releasing costs of the film "Twelve" (debt obligations were accrued with Andersons, AOL, Bedrock Ventures, 42 West, Technicolor, Tribune Ent. and others). As of September 31, 2014 the Company had reduced the cumulative total of the outstanding debt balances for this film from an original gross of $4.2-million (inclusive of obligations to the production company / licensor), down to less than $812,000 as of this reporting period. Other significant obligations of the Company include "P&A" for the release of the film, "Hounddog" (Weinreb loan), "P&A" for the release of "All's Faire In Love" (NBCal Loan), producer / licensor obligations to Interstar Releasing, Fantastic Films and E.E. Smith, all of which are itemized or otherwise included within the Company's financials.

As of 9-30-2015, there were no further changes of “control”.

As of 9-30-2015, there were no increases of 10% or more of the same class of outstanding equity securities.

During the quarterly reporting period ending 9-30-2015, the Company issued a total of 31,031,291 shares of stock. Additionally, and without legal basis, authorization or prior notification to Company, Standard Registrar & Transfer Co., Inc., issued 9,854,147 shares to Blackbridge Capital, which is the subject of a pending legal action for recover of shares or proceeds. The authorized and legitimate new issuances consisted of a total of 15,972,128 shares issued to Magna Investments, in a debt conversion transaction to reduce the balance owed to TCA Global Master Fund; and 15,089,163 to Blackbridge Capital in consideration of debt reductions for National Bank of California loan balance.

The Company has not experienced any delisting of the issuer’s securities. As of the 9-30-2015, there were no current, past, pending or threatened legal proceedings or administrative actions that could have a material effect on the issuer’s business, financial condition or operations other than those items specifically described hereunder or otherwise disclosed in OTC Markets Filings. As of 9-30-2015 and remaining true through the date of this filing, there were no past or pending trading suspensions by a securities regulator. The legal proceedings, whether past, pending or threatened, all fall under the guidelines of being within the ordinary course of business, and are disclosed in detail in this filing or incorporated within previously filed disclosures with the OTC Markets.

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

FILMS & VIDEOS – Most of the film and video titles that are distributed by the Company are “acquired” or otherwise licensed from third-party suppliers, often production companies or media companies seeking to expand their income and market reach through a relationship with Hannover House or through the company’s recently formed multi-studio sales cooperative, Medallion Releasing, Inc. Some of the properties distributed by the Company are “sales agency” ventures, in which the Company performs certain sales & marketing functions on behalf of the owners of the properties, as opposed to having the Company actually purchase or otherwise license rights into the property. In 2010 with the merger of Hannover House and Target Development Group, Inc., the Company began moving away from “sales agency” ventures and pursuing actual rights-licensing / acquisition structures for new titles being released under the Hannover House label, as this form of licensing arrangement can ultimately be more lucrative for the company. Most of the titles being distributed by the Medallion Releasing division are under sales agency agreements, ranging from 15% to 50% revenue splits with the program suppliers and outside labels.

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

As of 9-30-2015 and remaining true through the date of this filing, the Company does not foresee any probable or existing governmental regulations as having an adverse or material impact to the operations.

During calendar year 2009 (and specifically limited to activities for Truman Press, Inc., d/b/a “Hannover House”), the Company invested approximately $15,000 on activities that could be characterized as ‘research and development.’ During the calendar year of 2010, and under the consolidated reporting of all entities, the Company invested approximately $20,000 on projects and activities that could be characterized as ‘research and development.’ During the calendar year of 2011 and under consolidated reporting of all entities, the Company invested approximately $166,000 on projects and activities that could be characterized as ‘research and development.’ (specifically, the production of feature film / video products). During 2012, the Company invested approximately $287,114 on production projects / R&D assignable; during 2013, the Company made no new investments in production or activities that would be R&D assignable. The company has been involved in some feature film productions during 2014 and the first quarter of 2015, including development, pre-production and post-production work on “Bonobos: Back to the Wild” (nature docudrama), “Mother Goose: Journey to Utopia” (live-action fantasy adventure), “Dinosaurs of the Jurassic” (Documentary), “Shadow Vision” (Sci-Fi Thriller), “The Summoning” (Horror-Thriller), “Shuck and Jive” (Urban Drama) and “Clown Town” (Horror). The Company is also working on structuring financing and distribution ventures for three additional features, “Extreme Operative” (action-adventure), “Dog and Pony Show” (Family-Animal Adventure), “Bridge To Redemption” (Action-Thriller), “The Legend of Belle Starr” (Historic-Action-Western), “True Freshman” (Sports-Christian-Feature), “Over The Edge” (action-adventure), and “Primate” (sci-fi-creature-feature). A previously announced development project, “Wild Oats” has been licensed under a distribution pact between the production company and The Weinstein Company, for which Hannover House is both credited and a profit participant. Production on “Wild Oats” is completed, and stars Shirley MacLaine, Demi Moore and Jessica Lange. The film was directed by Andy Tennant (director of studio megahits “Ever After”, “Sweet Home Alabama” and “Hitch” – all of which surpassed $100-mm in domestic USA Box Office proceeds). The company feels that its participation in facilitating the production of these and other higher-end titles generates many benefits: longer license periods (usually perpetuity), greater revenue opportunities (including international rights), and higher-end titles to serve as locomotives to elevate the company’s stature with theatrical exhibition chains and video mass merchants which can help with catalog and secondary title placements.

The Company has not incurred any non-negligible costs relating to compliance with environmental laws, whether to federal, state or local. As of 9-30-2015, the Company had 12 full-time employees, positions were: CEO, President, VP Sales, Director of Sales, Director of Promotions, Production Manager, Bookkeeper, Film Booker, Receptionist, Technical Services, Publicity Assistant and Warehouse Manager.

The nature of products and services offered:

A.	The principal products of the Company, and their respective markets are:

i.	Theatrical films – released to theatres in the United States

ii.	Home Video Products (DVDs, Blu-Rays, Digital Copies) – released to video specialty retailers, mass-merchandisers, bookstores, schools, libraries and rental outlets (including kiosks) in the United States and Canada;

iii.	Video-On-Demand releases – films and videos offered for direct ‘in-home viewing’ by consumers via a variety of service providers.

iv.	Books and E-Books – sold through bookstores, schools, libraries, internet retailers and streamed through a variety of e-Book platforms.

B.	The primary distribution methods used by the Company for all consumer product goods can be categorized as: “two-step wholesale” distribution (wherein the Company sells its products to an authorized wholesale distributor, which in turn, resells the products to retailers or consumers) and “direct distribution” wherein the Company sells its products directly to consumers or directly to the end-user retailer.

C.	The Company has announced, and included in previously published disclosures, a listing of some of the principal, upcoming theatrical films that will also be released onto home video formats.

D.	Competitive Position – The Company competes for theatrical screens and retail (home video) shelf space against seven (7) Major Studio suppliers and approximately eight (8) independent studio suppliers. While all of the Major Studio competitors operate their own (in-house) home video distribution divisions, only three of the independent studio suppliers operate both theatrically and in the home video markets. Operating a home video releasing label “in-house” provides the Company with an advantage in the solicitation of titles for acquisition, as well as provides greater control over the Company’s cash-flow and corporate goals.

E.	Materials and Suppliers – The principal service providers to the Company are listed in detail in this disclosure, below. The principal suppliers of new release film and video products include the following production companies and programming sources (listed alphabetically): Allegheny Image Factory; American Family Movies; Associated Television; Atlantic-Pacific Picdtures; Atlas Films; BerVon Entertainment; Cinetic Media; CMD; Daybreak Pictures; Empire Film Group, Inc.; Eurocine International; Gaumont, SA; Green Apple Films; Little Film Company; Origin Motion Pictures; Plaza Entertainment, Inc.; Phoenix Entertainment; Phoenix Releasing Group; Sola-Media, GmbH; Shoreline Entertainment; SND Films; Studio 3 Entertainment; PWI-Veracruz Entertainment and XVIII Entertainment. The principal suppliers of books for the Company to publish include (listed alphabetically): James Danielson, Phil Goodman, Brenda Hancock, Vivian Kaplan, Barr McClellan and Vivian Schilling. The Company sees no shortage of properties available for acquisition in any of the applicable media.

F.

Dependence on Major Customers – Two of the Company's current customers as of 12-31-2014 contributed fifteen percent (15%) or more to the overall, annualized sales revenues. Wal-Mart Stores, Inc. (inclusive of sales to their SAM’S Clubs division), has been purchasing most of the Company's new release DVD titles. The Company does not see the Wal-Mart market share as an unhealthy dependence on a key customer, as Wal-Mart constitutes a much smaller share of the Company’s overall revenues than for many Major Studios, and the Company does not anticipate that the growth in sales to Wal-Mart Stores, Inc., will grow disproportionately with the Company’s other customers. Medallion Releasing has commenced activities for the international sales and licensing of higher-end properties owned or controlled by the Company, the revenue results for which also exceed the fifteen percent (15%) threshold of total, annualized revenues. The Company does not feel that the rapidly growing sales revenues being realized from the international markets poses an unreasonable or viable threat to operations, as sales are cumulative over multiple licensing agreements for specific territories, media and titles.

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

As of September 30, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and President of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures continued to be effective as of September 30, 2015 .

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. As of September 30, 2015, the Company was involved in the following legal matters for which ongoing court activities / filings or adjudicated status were still pending:

1). TCA GLOBAL MASTER FUND – The previously disclosed balance due to TCA Global from Company, was the subject of a Florida Courts judgement issued during Q3, 2015. The Company noted that the court filings from the attorneys for TCA contained several demonstrably erroneous statements, including the wrong balances due to TCA, and misstatements that TCA had been unable to secure payment via “debt conversion” transactions (which had been occurring regularly throughout the prior year). Rather than spend significant legal fees to rebut and contest the statement errors, Company decided instead to pay off the proper balance, in order to enjoy the benefits of the release of the UCC Security Interest and the return of the 10-million “collateral” shares of Company’s stock that were issued to TCA back in May of 2013. As of the date of this filing, the balance due to TCA has been reduced to approximately $61,000, and is expected to be paid in full during the month of December.

2). STANDARD REGISTRAR – The Company has engaged George B. Morton, Esq., to pursue an action to collect back from Standard Registrar an issuance of approximately 9.8-mm shares that were released by Standard to Blackbridge Capital in mid-September without legal basis or authorization. The value of the shares at the date of issue was approximately $61,000, which sum falls below the jurisdiction under Federal Court rules; accordingly, the original plan to file in US Federal Court in California has been modified to file as a civil court action in Arkansas.

3). STOCK MANIPULATOR’S SUIT – The Company has engaged George B. Morton, Esq., to pursue an action against five known members of an organized stock “bashing” gang that have collectively damaged the Company’s share price by more than $10-million in market capitalization value over the past three years. Due to the size of the damages in this case, the jurisdiction will be the US Federal Court, western district of Arkansas.

A related action to pursue charges for the criminality of the actions taken by these manipulators is also being prepared for this same court venue.

4). BRENDA HANCOCK VS. HANNOVER HOUSE – One of the Company’s “author” clients has filed a lawsuit in Washington County, Arkansas, seeking an early termination of the distribution rights license extended to Hannover House for her book, “One of the Lucky Ones.” The Company had previously agreed to an early termination of the license due to sluggish sales for the book. Accordingly, the Company response (to be filed in early December) will be to seek payment of its legal fees to respond.

5). HANNOVER HOUSE VS. JSJ INVESTMENTS – Company offered to pay JSJ Investments in CASH for a convertible note, based upon the clear language in the note which stated the legal interest rate of 17% plus the principal. JSJ refused to accept the cash and demanded to “convert” the obligation into freely trading shares at a greater than fifty-percent discount to current market pricing. It is Company’s position that the note clearly has a procedure for the payment of the principal and interest in cash, and that the “conversion” option only applied in the event of a default on the note. The representative for JSJ communicated that it is their position that they are entitled to massively discounted shares, and that the cash payment language was merely a formality, and never an actual option. Company’s response to that position is to let the court decide what is legal under the law, recognizing the usury rate caps for lenders and the presupposition that the note was entered into by both parties in good faith.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable to Issuer.

Item 5. Other Information.

Additional Information required by the OTC Markets that is not (necessarily) required under S.E.C. reporting guidelines:

(OTC MARKETS “GUIDELINES FOR CURRENT REPORTING STATUS” - PART D / MANAGEMENT STRUCTURE AND FINANCIAL INFORMATION

Item 11 (A-1 through A–6) – The name of the Chief Executive Officer, members of the board of directors, as well as control persons are:

a)	Eric Filson Parkinson, Chief Executive Officer and member of the board; business address for Mr. Parkinson is: 1428 Chester St., Springdale, AR 72764. At all times during the prior five years, Mr. Parkinson has been employed as the C.E.O. of Truman Press, Inc., d/b/a “Hannover House.” During 2014, Mr. Parkinson had been earning an accrued salary of ninety-thousand dollars (USD $90,000) per year, for which the vast majority has been, and continues to be deferred and accrued. The salary that Parkinson is accruing during calendar year 2015 has been adjusted back to its previous level of one-hundred-eighty-thousand dollars (USD $180,000) per year. As of December 31, 2014 and continuing to this date, Mr. Parkinson beneficially owned 43,141,649 shares of Class A common stock in the Company, and 1,800,000 shares of Series A Preferred Stock. Mr. Parkinson has voluntarily surrendered back into company treasury a total of 31,800,000 shares of stock, to be held pending satisfaction of corporate and sales achievements, and subsequently delayed for review until January, 2016. Parkinson has no other Board memberships or affiliations other than volunteer, non-profit associations.

b)	Don Frederick Shefte, President and member of the board; business address for Mr. Shefte is: 3741 N. Old Wire Road, Fayetteville, AR 72703. At all times since November, 2006, Mr. Shefte has been employed as the President of Truman Press, Inc., d/b/a “Hannover House” as well as a part-time, adjunct professor of Business at the Sam Walton School of Business at the University of Arkansas. Prior to joining Truman Press, Inc. (in November, 2006), Shefte was the Senior Vice President and Senior Trust Officer at the Bank of Fayetteville. During 2014, Mr. Shefte has an accrued salary of ninety-thousand dollars (USD $90,000) per year, for which the vast majority has been, and continues to be deferred and accrued. The salary that Shefte is accruing during calendar year 2015 has been adjusted back to its previous level of one-hundred-eighty-thousand dollars (USD $180,000) per year. As of December 31, 2014 and continuing to this date, Mr. Shefte beneficially owns 31,487,546 shares of Class A common stock in the Company, and 1,200,000 shares of Series A Preferred Stock. Shefte has no other Board memberships of affiliations other than volunteer, nonprofit associations. Shefte has voluntarily surrendered back into company treasury total of 5million shares of stock, to be held pending satisfaction of corporate governance achievements.

c)	Tom Sims, currently employed as Vice President of Sales for Hannover House, Inc., and Executive Vice President of Medallion Releasing, Inc., has agreed to join the Board of Directors for Hannover House, Inc., effective upon the Company’s full registration and acceptance as a fully-reporting Issuer with the Securities and Exchange Commission and the effective date upon which Sims is added as an additionally named, covered party of the Officers and Director’s Liability Insurance. As of June 30, 2015, Sims received a first-year bonus of one-million (1,000,000) shares of Common Stock. Under the terms of his employment as Vice President of Sales, Sims is also entitled to receive an additional one-million (1,000,000) shares for each $10-million in gross revenue generated by the Company in any given calendar year under his sales management.

B.                 Legal / Disciplinary History. Neither of the board of directors members has been involved in any form of criminal conviction or proceeding or named as a defendant in a pending criminal proceeding; neither director has been suspended, vacated or otherwise barred from any involvement in securities, commodities or banking activities; neither director has been affected by a finding or judgment by a court of competent jurisdiction, the Securities and Exchange Commission, the Commodity Futures Trade Commission or a state securities regulator of a violation of federal or state securities or commodities laws; neither director has received an order by a self-regulatory organization that permanently or temporarily bars or limits such person’s involvement in securities activities.

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

(OTC Markets) Item 14 – Beneficial Owners – The total count of Beneficial Owners as reported to the Company by Broadridge ICS (as of Dec. 31, 2014) was 343. As of December 31, 2014 and remaining true through the date of this filing, the Company was aware of only two shareholders controlling directly or beneficially more than five percent (5%) of any class of the issuer’s total authorized equity securities (except as described in Item 14 c) below):

a)                  Eric F. Parkinson (CEO), 1428 Chester St., Springdale, AR 72764 – holding 43,141,649 shares of Common Stock. Parkinson also owns 1,800,000 shares of Series A Preferred Stock. Mr. Parkinson retains a lien to reclaim up to 31.8-million shares from his original allotment of TDGI shares, which were a voluntarily surrendered back to the company’s treasury pending achievement of certain corporate and revenue goals for the company under his direction as C.E.O. During Q2 (2012), Parkinson allocated from his personal holdings a total of 1,800,000 shares of restricted stock, for the benefit of key employees and as additional consideration for a term note extended to the Company by a private investor. Parkinson has an agreement with the Company regarding a performance-based formula for the recapture / replacement of these shares, to occur no sooner than July 1, 2013, but since extended to January, 2016 for re-evaluation.

b)                  Don Frederick Shefte (President), 3741 N. Old Wire Road, Fayetteville, AR 72703 – beneficially owned 31,487,546 shares of Common Stock. Shefte also owns 1,200,000 shares of Series A Preferred Stock. Upon closing of the acquisition of Truman Press, Inc. by Target Development Group, Inc., in January, 2010, the TDGI stock allocation for Shefte was divided with Shefte receiving 50,987,547 shares and each of his two adult children receiving 6,373,443 shares under a pre-existing agreement relating to Shefte’s ownership interested in Truman Press, Inc. Mr. Shefte retains a lien to reclaim up to 5-million shares from his original allotment of

TDGI shares, which were a voluntarily surrendered back to the company’s treasury pending achievement of certain corporate governance goals for the company under his direction as President.

Item 11 A1-A6 – Supplemental Disclosures. i). The Company has completed a Form 10-12(g) Registration Statement. This document is expected to be filed with the Securities & Exchange Commission on or before Jan. 15, 2016, in order to include the full year-end audits for the current year (2015), as well as the newly completed audit for calendar year 2014. Company is prepared to ‘close-out’ the 12-31-2015 period at the close of business on Thursday, Dec. 31, in anticipation of the corporate goal of an expeditious filing of the Form 10 Registration Statement).

ii). Company expects to fully retire the debt balance due to TCA Global Master Fund this calendar year, which will trigger the return of 10-mm shares of common stock issued to TCA in 2013 as partial collateral for a business loan.

iii). Company has recently enacted a change of corporate direction which puts a greater emphasis on theatrical release activities, with the generation of fees for release services as well as from revenue collections.

iv). Company plans to add a total of three (3) new members to the Board of Directors in January, 2016, timed with the activation of Officers & Director’s Liability Coverage and the filing of the Form 10 Registration;

v). Beginning in January, Company, and dependent on factors including the Common Stock PPS at that time, as well as the Company’s status with certain, key creditors, the Company may want to utilize a portion of cash collections to purchase common stock shares “off the open market” and retire said shares back into treasury.

vi). Company hopes to complete installment payment plans in December for several key creditors, including the Anderson’s (“Twelve P&A Loan”), Michael Weinreb (“Hounddog P&A Loan”), Second Star Investments (“Twelve P&A Loan”), Bedrock Ventures (“Twelve Acquisition Loan”), E.E. Smith (“Boardinghouse Stew”) and Interstar Releasing (“Dawn of the Living Dead” dispute). Management believes that the stronger cash flow being generated from current enhanced theatrical and home video releasing activities can be utilized to reduce or retire the debt burden from these key creditors – all of which have demonstrated patience for several years while the Company has grown.

Item 6. Exhibits

Examples of theatrical one-sheet poster arts for recent, current and upcoming theatrical releases from Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2015	Hannover House, Inc.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2015	Hannover House, Inc
By: /s/ Eric F. Parkinson
Eric F. Parkinson Chairman Chief Executive Officer

EXHIBITS

EXAMPLE “KEY ART” POSTER IMAGES FOR

CURRENT & UPCOMING HANNOVER HOUSE THEATRICAL RELEASES