Form 10-Q
period 2020-03-31
Hannover House, Inc.
filed 2020-04-14
CIK 1069680

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

[  ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

[X] For the Three Months Ending Ended March 31, 2020

[  ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 00028723

HANNOVER HOUSE, INC.

(Exact name of registrant as specified in its charter)

Wyoming	91-1609973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 N. College Ave. Suite 4

Fayetteville, AR 72701

(Address of principal executive offices and zip code)

(818) 481-5277

(Registrant’s telephone number, including area code)

This company’s Securities are not yet registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity on March 31, 2020 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $8,591,314 based upon the most recent sales price of $0.012 for such Common Stock on April 8, 2020. As of March 31, 2020 there were 811,529,996 shares of Common Stock in issue (of which 95,587,152 were subject to Rule 144 sale restrictions); additionally as of March 31, 2020 there were 4-million shares of Series “A” shares at a par value of $.0001 each, which shares carry a 1000-to-1 voting authority and a 100-to-1 conversion option into Common Stock.

As of March 31, 2020, the number of shares outstanding of our Common Stock was:

a. Total Common Stock Shares in issue as of March 31, 2020: 811,529,996

b. Above Shares Restricted from Sale under Rule 144: 95,587,152

TOTAL COMMON STOCK SHARES IN MARKET: 715,942,844

c. Series “A” Preferred Shares: 4,000,000

Shareholders of Record: 205 (Standard Registrar count)

Total Beneficial Shareholders: 338 (Broadridge, ICS count)

Total Authorized Common Stock Shares: 900,000,000

Total Authorized Series “A” Preferred Shares: 10,000,000

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Issuer’s Business, Products and Services

Company is a media production and distribution enterprise, involved in book publishing, feature film and video production, and distribution of feature films and videos through various media platforms and territories worldwide.

Wholly-owned subsidiaries are Medallion Releasing, Inc. (for handling non-Hannover House producer clients), and Bookworks, Inc., a special purpose entity utilized for book publishing activities, as well as to act as the corporate signatory for compliance purposes with the Screen Actors Guild. Both Medallion Releasing, Inc and Bookworks, Inc. are Arkansas domiciled corporations. Income and costs from these two subsidiaries are incorporated into the Company’s consolidated financial statements.

A.	Describe the issuers’ principal products or services, and their markets

Company publishes fiction and non-fiction books; Company’s media distribution includes the release of films to theatres, home video, digital streaming formats, television outlets and international licensors. Company is working with Vodwiz, Inc. (which has secured non-affiliate private funding) for the development and launch of a new digital streaming site to be named “MyFlix.” The business model for MyFlix is to consolidate feature films and television series programming owned by a wide range of studios and content owners, into a single destination digital streaming site.

The revenue model for MyFlix will be to pay third-party streaming and billing costs off the top and divide remaining revenues on a fifty-fifty basis between the program suppliers and with Vodwiz / MyFlix. Consumers visiting the MyFlix website (or accessing the service through mobile APPS or over-the-top devices such as Roku, AppleTV or hardware installed APPS) can purchase movies or TV episodes on a “per transaction basis” (ala Amazon) or alternatively, can open a monthly subscription with MyFlix for unlimited access to approximately half of the programming otherwise available for per-transaction access. As of the date of this filing, forty-three program suppliers, collectively representing over 12,000 titles, had agreed to participate in the MyFlix service, which would position the site as number two only to Amazon in terms of total programming.

The growth of digital streaming services – both as a general market trend and more recently as a preferred media for home access of entertainment products during the COVID-19 pandemic - has created both a boom and bust in the independent film sectors. Consumers are less likely now to purchase DVDs of unknown movies knowing that the same ten-dollar cost could cover a month’s subscription to a service such as Netflix with over 1,000 titles at any given time. As other studios scramble to open “studio specific” streaming services, Hannover House believes that the Vodwiz / MyFlix model is more like the successful Walmart retail strategy of offering a wider selection of programming at everyday low prices. Hannover House has an option to purchase Vodwiz, subject to the achievement of obtainable corporate benchmarks which include the filing of the Form 10 Registration and the resolution or dismissal of four foreign judgments for which the Company has meritorious defenses and legal strategies to oppose.

Hannover House, Inc. was originally incorporated in California in September, 1993 under the name of Truman Press, Inc., dba “Hannover House.” The company reincorporated Truman Press, Inc. in the State of Arkansas and operated the company privately until December, 2009 at which time a merger occurred with Wyoming-domiciled Target Development Group, Inc., formerly trading on the OTC Pinksheets under the ticker symbol TDGI. Truman Press, Inc., dba “Hannover House” became the effective surviving entity of the merger with Target Development Group, Inc., and in 2011, the company’s petition to the Financial Industry Regulatory Agency (FINRA) for an official corporate name change and ticker symbol change was approved after a lengthy analysis of the company’s history and activities. At that time, the company’s name was officially certified as “Hannover House, Inc.” and the trading ticker symbol was changed to “HHSE.” A similarly named entity (“Hannover House, Inc.”) was registered many years earlier (2005) in Arkansas, but immediately abandoned within less than thirty (30) days from initial registration, due to a change in the Arkansas film incentives program which no longer provided special benefits to Arkansas-based entities. The 2005 Arkansas filing does not now, nor ever has existed as an operating company. Efforts by the actual and operating Hannover House, Inc. (of Wyoming) to expunge the records of the abandoned Arkansas filing have not succeeded. However, there is substantial public record evidencing that Hannover House, Inc., is the operating, Wyoming corporation, and that no reasonable parties could possibly confuse the robust, publicly-traded Hannover House, Inc., with the similarly named, but non-operating entity abandoned as an Arkansas filing more than 15 years ago.

Hannover House, Inc. has released over four hundred titles to the USA Home Video markets since taking on video product distribution activities s in 2002. Some of the better known home video releases include: “TWELVE” from director Joel Schumacher - starring Curtis “50-Cent” Jackson, Zoe Kravitz, Emma Roberts and Kiefer Sutherland; “GRAND CHAMPION” - starring Bruce Willis, Julia Roberts and George Strait; “SAVAGE LAND” – starring Graham Greene, Corbin Bernsen, Vivian Schilling and Charlotte Ross; “TOYS IN THE ATTIC” – starring Forest Whitaker, Joan Cusack and Cary Elwes; and “BONOBOS: BACK TO THE WILD” – starring Luke Evans and Rebecca Hall.

Regarding book publishing, Hannover House has achieved best-seller status on both the fiction and non-fiction charts. The best-selling fiction title has been the suspense-thriller, “QUIETUS” by author Vivian Schilling (with over 100,000 copies in print, including mass market editions from Penguin-Putnam and Onyx Publishers); the best-selling Fiction title to date has been “Blood, Money & Power: How L.B.J. Killed J.F.K.” from attorney Barr McClellan (over 120,000 copies in print, inclusive of mass market editions).

The company has also released thirty-two feature films to theatres, beginning in 2008 with “HOUNDDOG” a dramatic feature starring Dakota Fanning, and two top performing feature documentaries, “TURTLE: THE INCREDIBLE JOURNEY” (2011) and “ON ANY SUNDAY: THE NEXT CHAPTER” (2014).

Employees

As of March 31, 2020, the Company had two full-time employees and one full-time, short-term employee. The full-time employees were Eric F. Parkinson (CEO and SECY), and D. Frederick Shefte (PRESIDENT), each earing a modest salary of $2,800 per month. The one full-time, short-term employee is Randall Blanton, working as interim Chief Financial Officer (CFO) for a period of between ninety (90) and one-hundred-eighty (180) days or until such time that the company has obtained Directors and Officer’s Liability Insurance (“D&O”) coverage, at which time, Mr. Blanton’s short-term affiliation will be converted into a full-time employment status with a term of at least one (1) year. During the interim process, Mr. Blanton is being paid as an outside contractor at the monthly rate of four-thousand dollars (USD $4,000).

Issuer’s Facilities

As of the date of this filing, the Company does not hold a direct lease on offices; however, as a trade-out for marketing services with Vodwiz, Inc., Company has been granted occupancy of offices at 355 N. College Ave., Suite N, Fayetteville, AR, 72701, consisting of approx. 1,380 square feet, including four executive offices, a conference room, two bathrooms and a kitchen. For purposes of accounting and revenue and expense recognition, Company is accruing costs of $2,050 per month for office space value, and matching this sum with a ledger entry for marketing services.

Available Information

Issuer utilizes M2 Compliance Corporation to file reports and other disclosures electronically with the U.S. Securities and Exchange Commission (SEC) for information statements, financial reports as well as for the upcoming Form 10 Registration statement. The company’s financials and other disclosures may also be found on the OTC Markets website, at www.OTCMarkets.com/HHSE.

Officers, Directors, and Control Persons

Name of Officer/Director and Control Person	Affiliation with Company (e.g. Officer/Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Eric Parkinson	Officer / Director	Fayetteville, AR	43,141,649	Common Stock	5.32%	Rule 144 Restrictions

Eric Parkinson	Officer / Director	Fayetteville, AR	2,400,000	Series “A” Preferred	60%	1000-to-1 Voting Value; 100-to-1 conversion

Don Frederick Shefte	Officer / Director	Fayetteville, AR	31,487,546	Common Stock	3.88%	Rule 144 Restrictions

Don Frederick Shefte	Officer / Director	Fayetteville, AR	1,600,000	Series “A” Preferred	40%	1000-to-1 Voting Value; 100-to-1 conversion

A.	Please identify whether any of the persons listed above have, in the past 10 years, been the subject of:

1.	A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

Not Applicable

2.	The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities;

Not Applicable

3.	A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

Not Applicable

4.	The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended, or otherwise limited such person’s involvement in any type of business or securities activities\.

Response: On October 8, 2019, Company was advised of an order from the Arkansas Securities Commission regarding the issuance of a convertible debt instrument to JSJ Investments, Inc. in 2014, which transaction was not registered with the Arkansas Securities Commission. Company was ordered to not issue any additional convertible debt instruments from within the State of Arkansas if such instruments are not registered within the State of Arkansas Securities Commission. Company was advised on a call with the Commission on October 10, 2019 that this policy in Arkansas is effective until such time that the Company is otherwise a fully reporting and registered with the Securities & Exchange Commission. Company has requested an appeal and administrative hearing to remove the order on multiple causes of action. The initial step of the appeal process occurred in late November, at which time, a representative of the Arkansas Dept. of Securities concurred that the transaction in question was not with an Arkansas resident or Arkansas entity, and therefore may not be subject to Arkansas Laws. There will be an additional appeal process hearing at such time that the COVID-19 pandemic shut-down of courthouses and non-essential hearings has been lifted. Based upon prior calls with the Arkansas Securities Commission and with appropriate counsel, Company will present the appropriate evidence at this upcoming hearing that should result in a dismissal of the Arkansas C&D order.

ITEM 1A. RISK FACTORS.

Investors and prospective shareholders should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to Our Business

The company’s previous core-business of DVD Distribution is being eroded and replaced with digital streaming media for deliver to consumers.

During the years 2004 through 2008, the company was selling nearly four-million DVD units per year to Walmart Stores, Inc., primarily for the “budget bin” business (at suggested retail prices of $5.00 or less), in addition to a robust new-release business for two or three higher priced DVD titles per month. Beginning with the emergence of the BluRay format, available retail shelf space at Walmart, Target, Best Buy and other major USA retailers began to shrink for independent films. Beginning with the emergence of the Netflix / Amazon Prime models of direct-to-home digital delivery of entertainment, the consumer buying trends have evolved away from DVD and BluRay units in favor of home streaming. While Hannover House is moving its titles into the streaming media – both through multiplatform placements as well as through the planned “MYFLIX” multi-studio site, there can be no assurance that the revenues previously generated by DVD and BluRay physical units will be fully replaced with digital streaming revenues.

The Company needs additional capital for new venture development, new product acquisition, general operations and existing debt management.

The development, production and distribution of original content feature films – as well as the onboarding and launch of the MyFlix streaming portal each demand significant funding resources which exceed the company’s abilities from current revenue levels. To continue with the acquisition (or production) of commercially viable feature film products – and to finance the costs to on-board titles and launch the MyFlix streaming site – Company will be reliant upon outside financing which may not be available. Sources which the Company plans to pursue include the issuance of a S1 stock registration filing to raise up to eight million dollars (USD $8,000,000) for such ventures. Other financing options include the use of international pre-sales and various co-production and state film incentives to provide the capital for high-profile feature film productions. Currently, the Company has no established bank-financing arrangements. Therefore, it is likely that the Company’s future financing need would involve some form of registration offering or a future private offerings of the Hannover House, Inc. equity securities, debt financings, or strategic partnerships and other arrangements with corporate partners.

We may incur significant costs to ensure compliance with corporate governance and accounting requirements.

With the Company’s impending registration through the Securities and Exchange Commission, the enhanced level of compliance and disclosure – including audit and review requirements – may result in a strain on the Company’s resources. New operational procedures will need to be implemented and maintained, to comply with the Company’s public company reporting requirements, including operational compliance under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Our future success is substantially dependent on the performance and continued service of Eric Parkinson, our Chief Executive Officer.

We are presently substantially dependent on the experience, abilities, industry relationships and continued services of Eric F. Parkinson, our Chief Executive Officer. The loss of Mr. Parkinson’s services would be highly detrimental to the Company’s ongoing and future business, and his replacement with an executive with Mr. Parkinson’s level of experience and prior success in the entertainment distribution industry could be prohibitively expensive.

Our future growth will require the recruitment of additional qualified employees, and there is no assurance that we will be able to find such employees on acceptable terms.

To accommodate our future growth, we will need to increase the depth and experience of our employees and management team. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ additional qualified persons on acceptable terms. Lack of qualified employees will adversely affect our business development.

Risks Related to Our Common Stock

Investors / Shareholders may experience a dilution of ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, Hannover House, Inc. may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company is currently authorized to issue an aggregate of 900,000,000 shares of capital stock, but anticipates changing the authorized level of shares to 1-Billion in total (to accommodate the upcoming S1 stock offering which calls for the sale of up to 150-million shares in three stages of 50-million shares each).

The Company may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are then quoted on the OTC or other quotation system.

Our common stock is subject to the “penny stock” rules of the SEC and the trading volume in our securities is, to date, modest, which can make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price may be highly volatile and subject to wide fluctuations due to many factors, including a substantial market overhang.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, new affiliations or new products and services by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources.

Company does not expect to pay dividends for some time, which could result in no immediate return on a stock purchase investment.

Hannover House, Inc. has never declared or paid cash dividends on our common stock. We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors of our operations.

Company’s common stock shares are not currently trading “electronically” through the DTCC which can limit an Investor / Shareholder’s placement with brokers (if shares are acquired via “paper certificates”).

As of April 10, 2020, common stock shares of Hannover House, Inc. are not cleared electronically through the Depository Trust Clearing Corporation (DTCC), unless acquired and disposed on the open market through existing brokers (e.g., shares in HHSE can be purchased and sold electronically through most major brokerages, including but not limited to: E-Trade, Scottrade, TD Ameritrade). Shares acquired directly from Hannover House as issuer are delivered in paper certificate form at this time. Accordingly, shares acquired in a direct transaction from issuer may be more difficult to place with a brokerage for future sale. As of April 10, 2020, Hannover House, Inc. was taking steps to expedite the application for approval of its shares to be traded electronically through DTCC, so that this potential trading impediment is removed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTY.

The Company owns office furnishings, computers, fixtures and a wide range of motion picture production equipment as are itemized on the Company’s balance sheet. The Company does not own any real estate property, and is sharing offices with Vodwiz, Inc., under a services-barter arrangement.

ITEM 3. LEGAL PROCEEDINGS.

Over the course of operations these past twenty-seven (27) years, from time-to-time the Company has been involved in litigation, most commonly from third-party producers who wish to claim that they are owed more in royalties that the results of their title’s release actually accrued. The total number of lawsuits has been seventeen (17), the majority of which have been resolved in Company’s favor. The Company is not currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Excepting as specified in the summary below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on us. Notwithstanding the above, the Company has summarized all significant legal proceedings or legal judgments below, along with a status on activities regarding the disposition of each. These legal issues are listed alphabetically by the name of the principal adversarial party.

3a). BEDROCK VENTURES v. HANNOVER HOUSE – A California default judgment was entered against the company for approximately $513,098 in 2005, which Bedrock has attempted to enforce through unsuccessful garnishment attempts against some Hannover House customers. Based on Arkansas law, and the meritorious defense that Bedrock was contractually committed to funding the Company for $1.5-mm (which was only partially paid), and the subsequent discovery of fraud by Bedrock involved with the transaction, Company plans to re-open the case for adjudication once the COVID-19 court shut downs are lifted.

3b). DAISY WINTERS v. HANNOVER HOUSE – A California default judgment was entered against Hannover House (amount of award still pending), despite a written agreement to dissolve the venture between the two parties, including Hannover’s full cooperation with the dissolution of rights. Based on Arkansas law and meritorious defenses, Company plans to re-open this case for adjudication in Arkansas once the COVID-19 court shut downs are lifted.

3c). DOGPATCH (Carters A.V.) v. HANNOVER HOUSE – A case has been filed in Arkansas for which Hannover House has meritorious defenses which are likely to prevail upon adjudication. Hannover House has not yet filed its response due to the COVID-19 court house shut down.

3d). GETTING GRACE v. HANNOVER HOUSE – A settlement agreement with this program supplier has been made, but court shut downs have impeded the certification and consummation of this agreement.

3e). HINDS-SHANKMAN v. HANNOVER HOUSE – Company has three causes of meritorious defense which have not yet been pursued due to court house shut downs in California. Although the Plaintiff has filed for a “default.” Counsel and representatives of the court have disclosed that respondents that are impeded from filing a timely response during the court house shut downs will be granted an equal amount of compensatory time to make a response once the courts are reopened.

3f). JSJ v. HANNOVER HOUSE – Company has engaged counsel to move to set-aside the Texas default on the grounds that the notes were fully paid prior to the Plaintiff seeking a judgment.

3g). LEWIN v. HANNOVER HOUSE – This is a foreign (New York) default judgment for which there is no contractual basis whatsoever. Company will seek to have the foreign judgment stayed-from-enforcement at such point in time that the Arkansas courts are re-opened following the COVID-19 shut downs.

3h). ORIGIN RELEASING v. HANNOVER HOUSE – This was a Texas matter that Hannover House defended and ultimately acquiesced and agreed to payment of approx. $250,000 on the basis of a revised accounting of revenues. Subsequent to the agreement to pay this revised sum to Origin Releasing, Hannover House found the original contract which was not “marked-up with hand-written changes” that were the basis for the Origin claim of monies still being due. This significant development provides the basis to re-open the case in Texas, which can be implemented once the COVID-19 court house shut downs are lifted.

3i). SECOND STAR v. HANNOVER HOUSE – Company has not yet filed its response due to the applicable court house being shut-down during the COVID-19 pandemic. Although the Plaintiff has proceeded to file for a “default,” Counsel and representatives of the court have disclosed that respondents that are impeded from filing a timely response during the court house shut downs will be granted an equal amount of compensatory time to make a response once the courts are reopened.

3j). UPTONE (Davis) v. HANNOVER HOUSE – This was a California default judgment for which no service of the summons onto defendants occurred. Accordingly, once the California courts are reopened for business, Hannover House will file to set-aside this judgment and will file the applicable, meritorious responses, including the cross complaint for damages of more than $700,000 resulting from Uptone’s failure to fund the theatrical releasing costs of the movie “Union Bound,” which forced Hannover House to mitigate.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hannover House, Inc. common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “HHSE.”. The last trade for our common stock prior to the effective date of this filing was at $0.012 per share on April 8, 2020. The OTC Markets chart summary indicates that the common stock trades at a daily average volume of 391,494 shares, which is a daily trading volume at average prices of approximately $4,700. Accordingly, large dollar volume purchases will have a substantial impact to the price-per-share of Hannover House, Inc. stock, while liquidity is presently limited and a large block of shares for sale could take time to sell. It is management’s belief that the filing of the Form 10 Registration could improve investor / shareholder confidence in the HHSE stock and that this could manifest into both a higher average share price as well as an increase in daily volume.

Holders

As of March 31, 2020, the Company had approximately 205 shareholders of record for its common stock – according to the Company’s stock transfer agent, Standard Registrar and Transfer Co., Inc. An additional pool of shareholders are consolidated under block listings for trade brokers such as E-Trade, Scottrade and TD Ameritrade.

Dividends

Hannover House, Inc. has not declared or paid any dividends on our common stock and the Company intends to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those which may be prescribed by Wyoming law.

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (three-month period ending March 31, 2020), the registrant has not issued any securities without registration under the Securities Act of 1933, with the exception of an issuance of shares to Mr. Chee Yoke Lee in partial satisfaction of Mr. Lee’s purchase of a portion of the secured debt instrument owned by Graham Financial Services, Inc., as described elsewhere in this filing.

Purchases of Equity Securities

During the first quarter of the fiscal year to end on December 31, 2020, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

Transfer Agent

The Company’s transfer agent is Standard Registrar & Transfer Co., Inc., located at 440 E 400 S Suite 200, Salt Lake City, UT 84111

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company still pending full registration, Hannover House, Inc. is not required to include this information in our Annual Report on Form 10-K or in Quarterly Reports on Form 10-Q.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.”

Results of Operations for the three-month period ended March 31, 2020

The first three months of 2020 were utilized by management primarily to complete reporting requirements for the Company’s forthcoming Form 10 Registration filing, as well as the Company’s subsequent S1 Registration and raising. Additional activities included ongoing supervision of the editorial process of the feature film, “WILDFIRE” as well as on-boarding and mastering work related to the preparation and prelaunch of the consumer streaming site, MyFlix. Revenues for Q1 were a modest $90,540.99, of which $86,772 were non-cash journal entries for invoiced services rendered ($42,000), release of returns reserve into A.R. ($38,622) and rental-space barter ($6,150).

Cost of Revenue

There were not cost-of-goods incurred during Q1 which impacted the G&A or Income Statement for this period.

Gross & Net Profits

For the applicable reporting period, Company posted a Gross Profit of $90,541, which after interest and operational expenses resulted in a net income of $42,397. Due to tax-loss carry forwards, no provision for income taxes has been included in this quarterly assessment of net income

General and Administrative Expenses

General and administrative expenses for the current reporting period were $40,642, of which $16,800 were accrued as deferred salaries for Eric Parkinson and Fred Shefte ($8,400 each). This G&A expense for the period ending 3-31-2020 is comparable to the amount spent by Company in the prior comparable period (ending 3-31-2019), which included General and Administrative costs of $42,292.

Interest expense.

Interest expense was $7,502 for the three-month period ended March 31, 2020, compared to $40,589 for the three-month period ended March 31, 2019, which represents a decrease of $33,087 or 81%. The decrease in interest expense was due primarily to the satisfaction or expiration of interest-bearing items previously carried on the Company’s balance sheets.

Liquidity & Capital Resources

The principal sources of liquidity during the three-month period ended March 31, 2020 were from short-term private loans totaling $24,300 during this reporting quarter. Additionally, the totals previously listed for the cumulative balance on prior short-term loans were adjusted down by $10,000 on this report as recognized and properly applied during a review audit of 2019 payments.

As of the March 31, 2020, Company had cash of $4,849, as compared to $294 as of December 31, 2019, representing an increase of $4,555.

This filing includes a summary of Cash Flows for the Company during the applicable reporting period.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K or onto Form 10-Q

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-Q beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2015, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the United States (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	There is a lack of segregation of duties, in that the Company had not yet segregated, specified and otherwise assigned those specific duties which were to be separately handled respectively by Parkinson (CEO), Shefte (President) and Blanton (acting CFO) during this applicable period. .

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and the Company plans to hire personnel and resources to address these material weaknesses when it is financially able to do so. We believe these issues can be solved by hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This quarertly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 31, 2020. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title	Date of Appointment
Eric F. Parkinson	61	Director, Chief Executive Officer, and Corporate Secretary	January 24, 2002

Don Frederick Shefte	73	Director, President & Treasurer	June 1, 2007

Randall Blanton	69	Interim / Acting CFO	February 1, 2020

We do not have a standing audit committee or an audit committee financial expert. We do not have an audit committee financial expert because of the small size of our company and our board of directors at this time, and also because the cost related to retaining a financial expert at this time would be prohibitive.

Eric Parkinson - Director, Chief Executive Officer and Secretary

Eric Parkinson is a film distribution and marketing veteran whose stellar career extends back to his very first # 1 best-selling video, “The 1984 Summer Olympic Highlights” – a production co-venture with ABC Sports. Parkinson has since released over 1,200 titles to the North American home video market, and earned 117 Gold or Platinum Certified hits (titles ranging from “Terminator”, “Platoon”, “The Last Emperor” and “Hoosiers” to less obvious top hits such as “Savage Land”, “Highlander 2”, “The Magic Voyage” and “Little Nemo: Adventures in Slumberland.” Parkinson was a key executive involved with the sale of the Hemdale library into MGM in 1996, which stood for many years as the record top price for a film library sale. Parkinson is also experienced as a producer and executive producer, with credits on more than fifty titles, and his first feature film directoral debut now underway with “Wildfire (2020).”

Don Frederick Shefte – Director, President and Treasurer

Shefte was a JAG officer in the Navy before becoming a partner in the prestigious San Diego law firm of Seltzer Caplan. He relocated to N.W. Arkansas in 2001 as a Walmart vendor, and later joined the Bank of Fayetteville as its Senior Trust Officer. At the Bank of Fayetteville, one of Shefte’s principal duties was the collection and distribution of approximately five-million dollars per year from retail and wholesale purchasers of products from the bank’s client, Hannover House. Shefte joined Hannover House in 2007 and has since expanded his legal and financial expertise to include credits on several feature film productions.

Randall Blanton – Interim / Acting Chief Financial Officer

Randy Blanton has over 30-years of experience as a CPA and at the Controller or CFO level at multiple major banks throughout the State of Arkansas. Blanton has also been involved with the audit-committees of banks (both in respect of auditing internal operations as well as auditing clients and prospective bank customers).

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and furnish copies of the reports to the Company. Based solely on the Company’s review of copies of such forms and written representations by the Company’s directors and executive officers received by it, the Company believes that during 2014, all such reports were timely filed, except that (i) the Form 3 for Jonathan Lim and Justin Begnaud upon their becoming officers of the Company, and the Form 3 of Samcorp, on its becoming a 10% beneficial owner of the Company, were each filed late, and (ii) Alex Fridman failed to file a Form 4 reporting a sale of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the three-month period ending March 31, 2020.

Executive Compensation

			Stock	Option	All Other
Name and Principal Position	Salary	Bonus	Awards	Awards	Compensation	Total
Eric F. Parkinson, C.E.O.	$8,400	$-	$-	$-	$-	$8,400

D. Frederick Shefte, President	$8,400	$-	$-	$-	$-	$8,400

Option Grants

There were no individual grants of stock options to purchase our common stock made or outstanding to the executive officers named in the Summary Compensation Table for the three-month period ending 3-31-2020.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Company’s board of directors has the authority to fix the compensation of directors. No amounts were paid to, or accrued to, directors in such capacity for the three-month period ending 3-31-2020.

Employment Agreements

Currently, we do not have an employment agreement in place with any of our executive officers, excepting for the agreement to pay Eric F. Parkinson and D. Frederick Shefte a gross monthly salary of two-thousand-eight-hundred dollars (USD $2,800) per month, which as of March 31, 2020 was accrued and deferred based on Company’s current cash flow limitations. In prior periods and years, both Parkinson and Shefte have accrued or been paid salaries at a much more consistent level to distribution executives in the entertainment industry, which called for base earnings of $120,000 to $180,000 per year plus bonus compensation. Both Parkinson and Shefte have agreed to accrue their salaries at a greatly reduced level in respect of the Company’s current cash flows as well as in respect of the significant upside that each will enjoy from the Company’s success.

Committees

As the Company’s Board of Directors currently consists of two persons, the Company’s board of directors does not currently have any committees. During the most recently completed fiscal year and reporting quarter, Eric Pakrinson and Fred Shefte made all decisions concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 31, 2020 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock.

Executive Stock Ownership

Name and Principal Position	Common Stock Shares	Percentage of A/S	Preferred Stock Shares	Percentage Of Class
Eric F. Parkinson, C.E.O.	43,141,649	5.31%	2,400,000	60%

D. Frederick Shefte, President	31,487,546	3.88%	1,600,000	40%

(1)	The number of outstanding shares of commons stock of the Company for the purpose of calculating the above percentages is: 811,529,996.
(2)	For reporting purposes, both Parkinson and Shefte have listed the following address: 355 N. College Ave. Suite 4, Fayetteville, AR 72701.
(3)	Parkinson has the option to reclaim or otherwise cause to be reissued up to 31,200,000 shares of common stock that were voluntarily surrendered back into treasury stock over the past ten (10) years, which reissuance is subject to applicable regulatory restrictions.

The Company had no outstanding equity awards at fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of March 31, 2020, the Company had received loans from officers Eric Parkinson and D. Frederick Shefte, for which unpaid balances still existed. The balance owed to Parkinson as of 3-31-2020 is $83,312, of which approximately $14,850 was paid during the past calendar year. The balance owed to Shefte as of 3-31-2020 is $32,358, all of which was received by the Company more than four years ago. Unless otherwise specified, these officer loans are unsecured, bear no interest, and are due on demand. In consideration of the new loans proceeds against the Company’s motion picture “grip” truck (Ford F-900 Box Truck) and specific motion picture production gear (lighting equipment, support items, electrical cabling and connectors, etc.).

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these disclosures, our board of directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for The NASDAQ Stock Market.

As of March 31, 2020, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2019 and the current reporting quarter of 3-31-2020 are not included in this filing, but are specified separately in the Company’s Form 10 registration disclosures.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the current reporting period were $0.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2019, were $800.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our board of directors pre-approves all services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The following financial statements are included in this Quarterly Report on Form 10-Q for the three-month period ending March 31, 2020

Description	Item	Page
Statement of Operations	F5	F-4
Statement of Cash Flows	F3	F-5
Statement of Stockholder’s Equity	F4	F-6
Notes to Financial Statements	F7	F-8
Additional OTC Markets Disclosures	Exhibit 1
Officer Certifications	Exhibit 2
Officer Certifications	Exhibit 3

Notes to Financial Statements. Additionally, in compliance with specific disclosures required by the OTC Markets, exhibits describing these additional items are attached hereto.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hannover House, Inc.

Date: April 13, 2020	By:	/s/ Eric F. Parkinson
Eric F. Parkinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric F. Parkinson	Chairman of the Board,	April 13, 2020
ERIC F. PARKINSON	Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

HANNOVER HOUSE, INC. AND AFFILIATES AND SUBSIDIARIES

Financial Statements

March 31, 2020 (UNAUDITED)

F-1

HANNOVER HOUSE, INC., AND AFFILIATES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2020

		3/31/2020
ASSETS
CURRENT ASSETS
Cash & Cash Equivalents		4,849
Accounts Receivable, Net	(1)	324,652
Prepaid Wages		-
Merchandise Inventory		100,704
Prepaid Advertising		765,000
Prepaid Producer Royalties		2,454,674
Producer Marketing Recoupment		3,016,762
Film Distribution Rights		1,996,379
Film Production Investments		469,389
Notes Receivable and Net Recoupment	(2)	41,641

TOTAL CURRENT ASSETS		9,174,050

PROPERTY & EQUIPMENT
Office Furnishings, Equip. & Film Gear		154,725
Less Accumulated Depreciation		(37,164)
Vehicles		-
Less Accumulated Depreciation		-
Real Property		-
TOTAL PROPERTY & EQUIPMENT		117,561

OTHER ASSETS
FILM & TV LIBRARY (incl. VODWIZ)*		27,413,517

TOTAL OTHER ASSETS		27,413,517

		36,705,128

F-2

ITEM F 1 – (continued)

		3/31/2020
LIABILITIES & SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable		9,115
Accrued Royalties		94,065
Acquisition Advances Due		285,399
Accrued Wages		122,182
Payroll Taxes Payable		-
Deferred Income Tax Payable		-
NB Cal AFIL P&A Loan	(3)	-
Hounddog P&A Note (EFG)	(4)	-
Interest on Hounddog Note	(4)	-
Shuttlewood Investments	(5)	-
Interest on Shuttlewood Note		-
Graham Financial Services Note	(6)	98,825
Interest on Graham Note		2,051
Short Term Notes (Various)	(7)	576,685
Interest on Short Term Notes		51,201
Bank of Fayetteville Note		15,000
Interest on B.O.F. Note		-

TOTAL CURRENT LIABILITIES		1,254,523

LONG-TERM LIABILITIES
Long-Term Payables		1,033,382
Executive Salary Deferrals		766,415
Lewin Foreign Judgment	(8)	1,629,442
Contingent Legal Liabilities	(9)	727,022
Officer Notes Payable		115,670

TOTAL LONG-TERM LIABILITIES		4,271,931

TOTAL OF ALL LIABILITIES		5,526,454

SHAREHOLDER’S EQUITY
Common Stock		27,272,077
Retained Earnings		3,906,597

TOTAL SHAREHOLDER’S EQUITY		31,178,674

		36,705,128

F-3

CONSOLIDATED STATEMENT OF INCOME

FOR THE 3-MONTHS ENDING 3-31-2020

Q1
2020
REVENUES (all media, fees & licenses)	$90,541
Net, Collected Revenues	3,769
Additional Invoiced Sales	86,772
Reserve for Potential Returns	-
ADJUSTED REVENUES FOR PERIOD	90,541

COST OF SALES
Commissions	-
Sales and Marketing	-
Video Mfg & Releasing Costs	-
Film & Book Royalties	-
Freight	-
Other Expenses (Ads, PR, Publicity)	-

TOTAL COST OF SALES	-

GROSS PROFIT	90,541

GENERAL AND ADMINISTRATIVE EXP.	40,642

INCOME FROM OPERATIONS	49,899

INTEREST EXPENSES	7,502

OTHER EXPENSES (SALARY DEFERRALS)	-

INCOME BEFORE TAXES	42,397

PROVISION FOR INCOME TAXES	-

NET INCOME	$42,397

RETAINED EARNINGS (Beginning of Period)	3,864,200

RETAINED EARNINGS (End of Period)	3,906,597

F-4

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING 3-31-2020

	3/31/2020
Cash flows from operating activities

Net Income		$42,397
Increase in Accounts Receivable		42,000
Decrease in Prepaid Expenses		-
Decrease in Other Current Assets		-
Increase in Notes Payable		(777,273)
Increase in Accounts Payable		(18,430)

Cash Provided By / Used in Operating Activites		$(711,306)

Cash Flow from Investing Activities		$-
Cash Provided By / Used in Investing Activities		682,451

Cash Flow from Financing Activities	$
Cash Provided by Financing Activities		$24,300

NET INCREASE IN CASH		$4,555

BEGINNING CASH BALANCE		$294

ENDING CASH BALANCE (12-31-2019)		$4,849

F-5

STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREE-MONTH PERIOD ENDING 3-31-2020

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at Dec. 31, 2019	811,029,996	$26,518,209	$3,820,308	30,338,517

Net Adjustments to Equity	-			$797,760

Net Adjustments to Retained Earnings			$-	$-

Net Income			$-	$42,397

Balances at Mar. 31, 2020	811,029,996	27,272,077	3,906,597	31,178,674

F-6

GENERAL AND AMINISTRATIVE EXPENSES

FOR THE THREE-MONTH PERIOD ENDING 3-31-2020

3-Months Ending
CATEGORY	3/31/2020
Auto	$-
Bank Charges	$420
Consulting	$-
Employees and Officers	$24,800
Entertainment	$-
Equipment	$-
Fees	$-
Insurance	$-
Labor	$-
Legal and Accounting	$7,100
Misc / Marketing & Promotions	$-
Office	$-
Rent	$6,150
Payroll Taxes	$1,092
Telephone	$1,080
Travel	$-
Utilities	$-
TOTAL OF GENERAL AND ADMINISTRATIVE EXPENSES	$40,642

F-7

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDING 3-31-2020

The following notes refer to those items marked on Item F1 (consolidated balance sheets) as indicated with red note reference markers.

Additional Footnotes to Balance Sheet

(for the three-months ending March 31, 2020)

(1)	Accounts Receivable has been adjusted to include mark-downs for DVD price reductions, as well as other reconciliation activities relating to the application of credits for returns and other payment credits.

(2)	Notes Receivable includes a loan made by the company to Snowy Morning, Inc. in the amount of $41,641 to assist with production costs for the film “WILDFIRE,” which loan is to be considered as a fully-recoupable advance against Snowy Morning’s share of theatrical revenues in the film. Company holds a lien against other revenue sources, in the event that the producer’s share of net theatrical revenues from “WILDFIRE” is not sufficient to fully repay the loan.

(3)	NB Cal loan has been retired.

(4)	Hounddog P&A loan has been retired (including interest).

(5)	Company is line-item listing the $0 balance due under the Mutual dissolution agreement (to discontinue distribution of the film “Daisy Winters”); however, Company has added in a line-item for “Contingent Legal Liabilities” (see footnote 9), in the event that Company’s upcoming court proceedings in Arkansas in this dispute do not result in a favorable outcome consistent with the Mutual dissolution agreement.

(6)	Company executed two new notes with Graham Financial Services, Inc., in the amounts of $55,000 on Nov. 18, 2019 and $28,500 on Nov. 25, 2019. The prior Graham notes were sold to a non-affiliate, eligible party for conversion into shares, as per the terms of the note and assignment options. The prior balances were understated due to the inadvertent exclusion of vendor payments made directly by Graham at the request and direction of Company. The corrected total balance of the notes due by HHSE to Graham is indicated in this current balance sheet.

(7)	Short-term notes increased by a total of $14,300, although the Company actually received $24,300 in payments during this reporting quarter. Prior payments made in Q1 (2019) totaling $10,000 were inadvertently excluded from prior reports and are included herein.

(8)	Company has engaged counsel to move to set-aside this foreign judgment and locally filed writ, on the basis of fraud, personal jurisdiction and subject matter jurisdiction. The absence of an agreement between Company and Lewin, as well as the additional prohibition on HHSE officers from issuing “personal guarantees” as represented by Plaintiff Lewin, will support the motion for dismissal. These legal responses from Hannover House are temporarily on hold until the local courthouse reopens from COVID-19 closures.

(9)	Upon advice of counsel, Company is also reserving an additional amount of $727,722 regarding three foreign cases, as the potential liability that could occur should the Company not prevail in actions for dismissal or adjudication in Arkansas.

F-8