Form 10-Q
period 2020-06-30
Hannover House, Inc.
filed 2020-08-19
CIK 1069680

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

[  ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

[X] For the Three Months Ending Ended June 30, 2020

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

As of June 30, 2020, the number of shares outstanding of our Common Stock was:

a. Total Common Stock Shares in issue as of June 30, 2020: 811,529,996

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

Employees

As of June 30, 2020, the Company had two full-time employees and one full-time, short-term employee. The full-time employees were Eric F. Parkinson (CEO and SECY), and D. Frederick Shefte (PRESIDENT), each working on an unsalaried basis. The one full-time, short-term employee is Randall Blanton, working as interim Chief Financial Officer (CFO) for a period of between ninety (90) and one-hundred-eighty (180) days or until such time that the company has obtained Directors and Officer’s Liability Insurance (“D&O”) coverage, at which time, Mr. Blanton’s short-term affiliation will be converted into a full-time employment status with a term of at least one (1) year. During the interim process, Mr. Blanton is being paid as an outside contractor at the monthly rate of four-thousand dollars (USD $4,000).

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

During the applicable reporting period, officer D. Frederick Shefte completed a dissolution of marriage with Diana Shefte; under the terms of the divorce settlement, the officer (affiliate) shares beneficially owned by D. Frederick Shefte as listed in the above table, will eventually be transferred to Diana Shefte, under the specific sale restriction rules governing the disposition of affiliate-owned shares under Rule 144.

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

Not Applicable

4.	The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended, or otherwise limited such person’s involvement in any type of business or securities activities.

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

As of June 1, 2020 common stock shares of Hannover House, Inc. were approved for electronic clearance and transfer through the Depository Trust Clearing Corporation (DTCC). Shareholders may still request a physical (paper) share certificate if electronic transfer is not preferred.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hannover House, Inc. common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “HHSE.”. The last trade for our common stock prior to the effective date of this filing was at $0.0123 per share on August 14, 2020. The OTC Markets chart summary indicates that the common stock trades at a daily average volume of 627,842 shares, which is a daily trading volume at average prices of approximately $7,722. Accordingly, large dollar volume purchases will have a substantial impact to the price-per-share of Hannover House, Inc. stock, while liquidity is presently limited and a large block of shares for sale could take time to sell. It is management’s belief that the filing of the Form 10 Registration could improve investor / shareholder confidence in the HHSE stock and that this could manifest into both a higher average share price as well as an increase in daily volume.

Holders

As of June 30, 2020, the Company had approximately 205 shareholders of record for its common stock – according to the Company’s stock transfer agent, Standard Registrar and Transfer Co., Inc. An additional pool of shareholders are consolidated under block listings for trade brokers such as E-Trade, Scottrade and TD Ameritrade.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (three-month period ending June 30, 2020), the registrant has not issued any securities without registration under the Securities Act of 1933.

Purchases of Equity Securities

During the first and second quarters of the fiscal year to end on December 31, 2020, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

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

Results of Operations for the three-month period ended June 30, 2020

The first six months of 2020 were utilized by management primarily to complete reporting requirements for the Company’s forthcoming Form 10 Registration filing, as well as the Company’s subsequent S1 Registration and raising. Additional activities included ongoing supervision of the editorial process of the feature film, “WILDFIRE” as well as on-boarding and mastering work related to the preparation and prelaunch of the consumer streaming site, MyFlix. Revenues for Q2 were a modest $75,319 of which $69,345 were non-cash journal entries for invoiced services rendered ($54,250), studio royalties ($8,945) and rental-space barter ($6,150).

Cost of Revenue

There were not cost-of-goods incurred during Q1 which impacted the G&A or Income Statement for this period.

Gross & Net Profits

For the applicable reporting period, Company posted a Gross Profit of $75,319 which after interest and operational expenses resulted in a net income of $57,870. Due to tax-loss carry forwards, no provision for income taxes has been included in this quarterly assessment of net income

General and Administrative Expenses

General and administrative expenses for the current reporting period were $9,848. This G&A expense for the period ending 6-30-2020 is lower than in prior quarters due to the waiver of salary from officers and the cessation of travel, entertainment and releasing costs as a result of the COVID-19 impact to the motion picture and video distribution industries, including Hannover House, Inc.

Interest expense.

Interest expense was $7,601 for the three-month period ended June 20, compared to $7,502 for the three-month period ended March 31, 2019, which represents a modest and predicted rise in the interest expenses due to compounding balances.

Liquidity & Capital Resources

The company had limited and minimal liquidity during the three-month period ended June 30, 2020, which was not problematic due to a cessation of most costs due to the COVID-19 industry shut downs.

As of the June 30, 2020, Company had cash of $1,028, as compared to $4,849 as of March 30, 2020, representing a decrease of $3,821.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of June 30, 2020. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and furnish copies of the reports to the Company. Based solely on the Company’s review of copies of such forms and written representations by the Company’s directors and executive officers received by it. As of June 30, 2020, none of the officers effected any changes in their share ownerships that would require such a notification.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the three-month period ending March 31, 2020.

Executive Compensation

	Current		Stock	Option	All Other
Name and Principal Position	Salary	Bonus	Awards	Awards	Compensation	Total
Eric F. Parkinson, C.E.O.	$0	$0	$0	$0	$0	$0

D. Frederick Shefte, President	$0	$0	$0	$0	$0	$0

Option Grants

There were no individual grants of stock options to purchase our common stock made or outstanding to the executive officers named in the Summary Compensation Table for the three-month period ending 3-31-2020.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Company’s board of directors has the authority to fix the compensation of directors. No amounts were paid to, or accrued to, directors in such capacity for the three-month period ending 6-30-2020.

Employment Agreements

Currently, we do not have an employment agreement in place with any of our executive officers.

Committees

As the Company’s Board of Directors currently consists of two persons, the Company’s board of directors does not currently have any committees. During the most recently completed fiscal year and reporting quarter, Eric Parkinson and Fred Shefte made all decisions concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of June 30, 2020 by: (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of June 30, 2020, the Company had received loans from officers Eric Parkinson and D. Frederick Shefte, for which unpaid balances still existed. The balance owed to Parkinson as of 6-30-2020 is $83,312, of which approximately $14,850 was paid during the past calendar year. The balance owed to Shefte as of 6-30-2020 is $32,358, all of which was received by the Company more than four years ago. Unless otherwise specified, these officer loans are unsecured, bear no interest, and are due on demand.

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

As of June 30, 2020, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2019 and the current reporting quarter of 6-30-2020 are not included in this filing, but are specified separately in the Company’s Form 10 registration disclosures.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The following financial statements of are included in this Quarterly Report on Form 10-Q;

Statements of Operations - for the three-month period ended June 30, 2020;

Statements of Cash Flows - for the three-month period ended June 30, 2020;

Statements of Stockholders’ Equity - for the three-month period ended June 20, 2020;

Notes to Financial Statements. Additionally, in compliance with specific disclosures required by the OTC Markets, exhibits describing these additional items are attached hereto.

Exhibit	Description
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hannover House, Inc.

Date: August 19, 2020	By:	/s/ Eric F. Parkinson
Eric F. Parkinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric F. Parkinson	Chairman of the Board,	August 19, 2020
ERIC F. PARKINSON	Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

HANNOVER HOUSE, INC. AND AFFILIATES AND SUBSIDIARIES

Financial Statements

June 30, 2020 (UNAUDITED)

F-1

HANNOVER HOUSE, INC., AND AFFILIATES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2020

	3/31/2020		6/30/2020
ASSETS
CURRENT ASSETS
Cash & Cash Equivalents	4,849		1,028
Accounts Receivable, Net	324,652	(1)	336,903
Prepaid Wages	-		-
Merchandise Inventory	100,704		100,704
Prepaid Advertising	765,000		765,000
Prepaid Producer Royalties	2,454,674		2,454,674
Producer Marketing Recoupment	3,016,762		3,016,762
Film Distribution Rights	1,996,379		1,996,379
Film Production Investments	469,389		469,389
Notes Receivable and Net Recoupment	41,641	(2)	41,641

TOTAL CURRENT ASSETS	9,174,050		9,182,480

PROPERTY & EQUIPMENT
Office Furnishings, Equip. & Film Gear	154,725		154,725
Less Accumulated Depreciation	(37,164)		(37,164)
Vehicles	-		-
Less Accumulated Depreciation	-		-
Real Property	-		-
TOTAL PROPERTY & EQUIPMENT	117,561		117,561

OTHER ASSETS
FILM & TV LIBRARY (incl. VODWIZ)*	27,413,517		27,413,517

TOTAL OTHER ASSETS	27,413,517		27,413,517

	36,705,128		36,713,558

F-2

ITEM F 1 – (continued)

	3/31/2020		6/30/2020
LIABILITIES & SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable	9,115		19,365
Accrued Royalties	94,065		94,065
Acquisition Advances Due	285,399		285,399
Accrued Wages	122,182		122,182
Payroll Taxes Payable	-		-
Deferred Income Tax Payable	-		-
NB Cal AFIL P&A Loan	-		-
Hounddog P&A Note (EFG)	-		-
Interest on Hounddog Note	-		-
Shuttlewood Investments	-	(3)	-
Interest on Shuttlewood Note	-		-
Graham Financial Services Note	98,825		98,825
Interest on Graham Note	2,051		2,051
All Other Notes Payable	576,685		576,685
Interest on Above Notes Payable	51,201		51,201
Bank of Fayetteville Note	15,000		15,000
Interest on B.O.F. Note	-		-

TOTAL CURRENT LIABILITIES	1,254,523		1,264,773

LONG-TERM LIABILITIES
Long-Term Payables	1,033,382		1,033,382
Executive Salary Deferrals	766,415		766,415
Lewin Foreign Judgment	1,629,442	(4)	1,629,442
Contingent Legal Liabilities	727,022	(5)	727,022
Officer Notes Payable	115,670		115,670

TOTAL LONG-TERM LIABILITIES	4,271,931		4,271,931

TOTAL OF ALL LIABILITIES	5,526,454		5,536,704

SHAREHOLDER’S EQUITY
Common Stock	27,272,077		27,212,387
Retained Earnings	3,906,597		3,964,467

TOTAL SHAREHOLDER’S EQUITY	31,178,674		31,176,854

	36,705,128		36,713,558

F-3

CONSOLIDATED STATEMENT OF INCOME

FOR THE 3-MONTHS ENDING 6-30-2020

	Q1	Q2
	2020	2020
REVENUES (all media, fees & licenses)	$90,541	$75,319
Net, Collected Revenues	3,769	14,919
Additional Invoiced Sales	86,772	-
Reserve for Potential Returns	-	-
ADJUSTED REVENUES FOR PERIOD	90,541	-
		75,319
COST OF SALES
Commissions	-	-
Sales and Marketing	-	-
Video Mfg & Releasing Costs	-	-
Film & Book Royalties	-	-
Freight	-	-
Other Expenses (Ads, PR, Publicity)	-	-

TOTAL COST OF SALES	-	-

GROSS PROFIT	90,541	75,319

GENERAL AND ADMINISTRATIVE EXP.	40,642	9,848

INCOME FROM OPERATIONS	49,899	65,471

INTEREST EXPENSES	7,502	7,601

OTHER EXPENSES (SALARY DEFERRALS)	-	-

INCOME BEFORE TAXES	42,397	57,870

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$42,397	$57,870

RETAINED EARNINGS (Beginning of Period)	3,864,200	3,906,597

RETAINED EARNINGS (End of Period)	3,906,597	3,964,467

F-4

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING 6-30-2020

Hannover House, Inc.

Consolidated Statement of Cash Flow

For the Three-Month Period Ending June 30, 2020

	6/30/2020
Cash flows from operating activities

Net Income		$57,870
Increase in Accounts Receivable		12,251
Decrease in Prepaid Expenses		-
Decrease in Other Current Assets		-
Increase in Notes Payable		-
Increase in Accounts Payable		10,250

Cash Provided By / Used in Operating Activites		$80,371

Cash Flow from Investing Activities		$-
Cash Provided By / Used in Investing Activities		(84,192)

Cash Flow from Financing Activities	$
Cash Provided by Financing Activities		$-

NET INCREASE IN CASH		$(3,821)

BEGINNING CASH BALANCE		$4,849

ENDING CASH BALANCE (12-31-2019)		$1,028

F-5

STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREE-MONTH PERIOD ENDING 6-30-2020

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at Mar. 31, 2020	811,029,996	$27,272,077	$3,906,597	31,178,674

Net Adjustments to Equity	-			$-

Net Adjustments to Retained Earnings			$-	$-

Net Income			$57,870	$57,870

Balances at June 30, 2020	811,029,996	26,518,209	3,964,467	31,236,544

F-6

GENERAL AND AMINISTRATIVE EXPENSES

FOR THE THREE-MONTH PERIOD ENDING 6-30-2020

3-Months
Ending
CATEGORY	6/30/2020
Auto	$-
Bank Charges	$105
Consulting	$-
Employees and Officers	$-
Entertainment	$-
Equipment	$-
Fees	$-
Insurance	$-
Labor	$-
Legal and Accounting	$2,500
Misc / Marketing & Promotions	$-
Office	$435
Rent	$6,150
Payroll Taxes	$-
Telephone	$658
Travel	$-
Utilities
TOTAL OF GENERAL AND ADMINISTRATIVE EXPENSES	$9,848

F-7

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDING 6-30-2020

The following notes refer to those items marked on Item F1 (consolidated balance sheets) as indicated with red note reference markers.

Additional Footnotes to Balance Sheet

(for the three-months ending June 30, 2020)

(1)	Accounts Receivable has been adjusted to include mark-downs for DVD price reductions, as well as other reconciliation activities relating to the application of credits for returns and other payment credits.

(2)	Notes Receivable includes a loan made by the company to Snowy Morning, Inc. in the amount of $41,641 to assist with production costs for the film “WILDFIRE,” which loan is to be considered as a fully-recoupable advance against Snowy Morning’s share of theatrical revenues in the film. Company holds a lien against other revenue sources, in the event that the producer’s share of net theatrical revenues from “WILDFIRE” is not sufficient to fully repay the loan.

(3)	Company is line-item listing the $0 balance due under the Mutual dissolution agreement (to discontinue distribution of the film “Daisy Winters”); however, Company has added in a line-item for “Contingent Legal Liabilities” (see footnote 9), in the event that Company’s upcoming court proceedings in Arkansas in this dispute do not result in a favorable outcome consistent with the Mutual dissolution agreement.

(4)	Company has engaged counsel to move to set-aside this foreign judgment and locally filed writ, on the basis of fraud, personal jurisdiction and subject matter jurisdiction. The absence of an agreement between Company and Lewin, as well as the additional prohibition on HHSE officers from issuing “personal guarantees” as represented by Plaintiff Lewin, will support the motion for dismissal. These legal responses from Hannover House are temporarily on hold until the local courthouse reopens from COVID-19 closures.

(5)	Upon advice of counsel, Company is also reserving an additional amount of $727,722 regarding three foreign cases, as the potential liability that could occur should the Company not prevail in actions for dismissal or adjudication in Arkansas.

F-8