Form 10-Q
period 2020-09-30
Hannover House, Inc.
filed 2020-11-13
CIK 1069680

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

[  ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

[X] For the Three Months Ending Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity on September 30, 2020 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $8,809,000 based upon the most recent sales price of $0.010595 for such Common Stock on November 10, 2020. As of September 30, 2020, there were 831,429,996 shares of Common Stock in issue (of which 98,787,152 were subject to Rule 144 sale restrictions); additionally as of September 30, 2020 there were 4-million shares of Series “A” shares at a par value of $.0001 each, which shares carry a 1000-to-1 voting authority and a 100-to-1 conversion option into Common Stock.

As of September 30, 2020, the number of shares outstanding of our Common Stock was:

a. Total Common Stock Shares in issue as of September 30, 2020: 831,429,996

b. Above Shares Restricted from Sale under Rule 144: 98,787,152

TOTAL COMMON STOCK SHARES IN MARKET: 732,642,844

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

Employees

As of September 30, 2020, the Company had two full-time employees and one full-time, short-term employee. The full-time employees were Eric F. Parkinson (CEO and SECY), and D. Frederick Shefte (PRESIDENT), each working on an unsalaried basis. The one full-time, short-term employee is Randall Blanton, working as interim Chief Financial Officer (CFO) for a period of between ninety (90) and one-hundred-eighty (180) days or until such time that the company has obtained Directors and Officer’s Liability Insurance (“D&O”) coverage, at which time, Mr. Blanton’s short-term affiliation will be converted into a full-time employment status with a term of at least one (1) year. During the interim process, Mr. Blanton is being paid as an outside contractor at the monthly rate of four-thousand dollars (USD $4,000).

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

Officers, Directors, and Control Persons

Name of Officer/Director and Control Person	Affiliation with Company (e.g. Officer/Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Eric Parkinson	Officer / Director	Fayetteville, AR	43,141,649	Common Stock	5.32%	Rule 144 Restrictions
Eric Parkinson	Officer / Director	Fayetteville, AR	2,400,000	Series “A” Preferred	60%	1000-to-1 Voting Value; 100-to-1 conversion
Don Frederick Shefte	Officer / Director	Fayetteville, AR	*31,487,546	Common Stock	3.88%	Rule 144 Restrictions
Don Frederick Shefte	Officer / Director	Fayetteville, AR	1,600,000	Series “A” Preferred	40%	1000-to-1 Voting Value; 100-to-1 conversion

During the applicable reporting period, officer D. Frederick Shefte completed a dissolution of marriage with Diana Shefte; under the terms of the divorce settlement, the officer (affiliate) shares beneficially owned by D. Frederick Shefte as listed in the above table, will eventually be transferred to Diana Shefte, under the specific sale restriction rules governing the disposition of affiliate-owned shares under Rule 144. During the current reporting period, the Shefte shares were divided as follows: 5,250,000 remaining in the existing legend fbo Don Frederick Shefte, and 26,237,547 retitled to be named exclusively for Diana B. Shefte. Under rules and regulations governing the sale, transfer or hypothecation of officer-owned shares, those shares now issued for Diana B. Shefte will be subject to the restrictions in place for officer shares.

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

Response: On October 8, 2019, Company was advised of an order from the Arkansas Securities Commission regarding the issuance of a convertible debt instrument to JSJ Investments, Inc. in 2014, which transaction was not registered with the Arkansas Securities Commission. Company was ordered to not issue any additional convertible debt instruments from within the State of Arkansas if such instruments are not registered within the State of Arkansas Securities Commission. Company was advised on a call with the Commission on October 10, 2019 that this policy in Arkansas is effective until such time that the Company is otherwise a fully reporting and registered with the Securities & Exchange Commission. Company has requested an appeal and administrative hearing to remove the order on multiple causes of action. The initial step of the appeal process occurred in late November 2019, at which time, a representative of the Arkansas Dept. of Securities concurred that the transaction in question was not with an Arkansas resident or Arkansas entity, and therefore may not be subject to Arkansas Laws. There will be an additional appeal process hearing at such time that the COVID-19 pandemic shut-down of courthouses and non-essential hearings has been lifted. Based upon prior calls with the Arkansas Securities Commission and with appropriate counsel, Company will present the appropriate evidence at this upcoming hearing that should result in a dismissal of the Arkansas C&D order. As of the filing of this quarterly report, the next conference to review and dismiss the C&D order will occur via “Zoom” conference in mid-December (2020) at a date and time still awaiting final confirmation.

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

Our current corporate President, Don Frederick Shefte, may be retiring within the next year.

Don Frederick Shefte (73) has been battling cardio-pulmonary health issues for several years, including 12-weeks of hospitalized intensive care in late 2018. Accordingly, Mr. Shefte has expressed interest in retiring or resigning from his duties as President of the Company at some point in the next year – subject to the timely filing of the Company’s Form 10, S1 and the successful launch of the MyFlix streaming service. There is no assurance that a replacement President and Officer with the professional experience of Shefte will be available to the Company – certainly under Shefte’s current voluntary salary waiver – unless these corporate achievements have been completed.

Risks Related to Our Common Stock

Investors / Shareholders may experience a dilution of ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, Hannover House, Inc. may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company is currently authorized to issue an aggregate of 900,000,000 shares of capital stock, but anticipates changing the authorized level of shares to 1-Billion in total, and possibly higher (to accommodate the upcoming S1 stock offering which calls for the sale of up to 150-million shares in three stages of 50-million shares each). It is possible that some key creditors / debt holders of the Company may elect to convert their existing debts into shares in the Company. While such an action would have a beneficial impact to the Company’s balance sheet, the issuance of new shares could negatively impact earnings per-share and overall value to existing shareholders.

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

Holders

As of September 30, 2020, the Company had approximately 209 shareholders of record for its common stock – according to the Company’s stock transfer agent, Standard Registrar and Transfer Co., Inc. An additional pool of shareholders are consolidated under block listings for trade brokers such as E-Trade, Scottrade and TD Ameritrade.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (three-month period ending September 30, 2020), the registrant has not issued any securities without registration under the Securities Act of 1933.

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

Results of Operations for the three-month period ended September 30, 2020

The first nine months of 2020 were utilized by management primarily to complete reporting requirements for the Company’s forthcoming Form 10 Registration filing, as well as the Company’s subsequent S1 Registration and raising. Additional activities included ongoing supervision of the editorial process of the feature film, “WILDFIRE” as well as on-boarding and mastering work related to the preparation and prelaunch of the consumer streaming site, MyFlix. Revenues for Q3 were a modest $209,132 of which $60,500 were non-cash journal entries for invoiced services rendered and $148,632 were for collected sales as well as for recognition of revenues paid directly to third-party suppliers from HHSE generated sales & licenses

Cost of Revenue

There were not cost-of-goods incurred during Q1 which impacted the G&A or Income Statement for this period.

Gross & Net Profits

For the applicable reporting period, Company posted a Gross Profit of $209,132 which after interest and operational expenses resulted in a net income of $192,609. Due to tax-loss carry forwards, no provision for income taxes has been included in this quarterly assessment of net income

General and Administrative Expenses

General and administrative expenses for the current reporting period were $8,922. This G&A expense for the period ending 9-30-2020 is lower than in prior quarters due to the waiver of salary from officers and the cessation of travel, entertainment and releasing costs as a result of the COVID-19 impact to the motion picture and video distribution industries, including Hannover House, Inc.

Interest expense.

Interest expense was $7,601 for the three-month period ended September 30, 2020, which was unchanged from the three-month period ended June 30, 2020, which represents a modest and predicted rise in the overall accrued interest expenses due to compounding balances.

Liquidity & Capital Resources

The company had limited and minimal liquidity during the three-month period ended September 30, 2020, which was not problematic due to a cessation of most costs due to the COVID-19 industry shut downs.

As of the September 30, 2020, Company had cash of $403, as compared to $1,028 as of June 30, 2020, representing a decrease of $625.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”. There is an existing obligation of $100,000 (plus 7% interest from March, 2019 for a current total balance of $110,499.94) due to Riot Act LLC (or their designees) regarding Company’s obligations with the film “The Riot Act” (2018). Company intends to retire the Riot Act, LLC obligation in full from initial proceeds of the S1 Registration offering.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Option Grants

There were no individual grants of stock options to purchase our common stock made or outstanding to the executive officers named in the Summary Compensation Table for the three-month period ending 9-30-2020.

Long-Term Incentive Plan Awards

The Company does not currently have a long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Company’s board of directors has the authority to fix the compensation of directors. No amounts were paid to, or accrued to, directors in such capacity for the three-month period ending 9-30-2020.

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

Executive Stock Ownership

	Common	Percentage	Preferred	Percent
Name and Principal Position	Stock Shares	Of A/S	Stock Shares	Of Class
Eric F. Parkinson, C.E.O.	43,141,649	5.31%	24,000,000	60%

D. Frederick Shefte, President	31,487,546	3.88%	16,000,000	40%

(1)	The number of outstanding shares of commons stock of the Company for the purpose of calculating the above percentages is: 831,429,996.
(2)	For reporting purposes, both Parkinson and Shefte have listed the following address: 355 N. College Ave. Suite 4, Fayetteville, AR 72701.
(3)	Parkinson has the option to reclaim or otherwise cause to be reissued up to 31,200,000 shares of common stock that were voluntarily surrendered back into treasury stock over the past ten (10) years, which reissuance is subject to applicable regulatory restrictions.
(4)	Shares listed for Fred Shefte include 26,237,547 issued for the benefit of Shefte’s ex-wife, Diana B. Shefte, which shares are still restricted under sale regulations of Rule 144 officer shares.

The Company had no outstanding equity awards at fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of September 30, 2020, the Company had received loans from officers Eric Parkinson and D. Frederick Shefte, for which unpaid balances still existed. The balance owed to Parkinson as of 9-30-2020 is $83,312, of which approximately $14,850 was paid during the past calendar year. The balance owed to Shefte as of 9-30-2020 is $32,358, all of which was received by the Company more than three years ago. Unless otherwise specified, these officer loans are unsecured, bear no interest, and are due on demand.

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

As of September 30, 2020, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2019 and the current reporting quarter of 9-30-2020 are not included in this filing, but are specified separately in the Company’s Form 10 registration disclosures.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the current reporting period were $10,000.

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

Statements of Operations - for the three-month period ended September 30, 2020;

Statements of Cash Flows - for the three-month period ended September 30, 2020;

Statements of Stockholders’ Equity - for the three-month period ended September 20, 2020;

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

Hannover House, Inc.

Date: November 13, 2020	By:	/s/ Eric F. Parkinson
Eric F. Parkinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric F. Parkinson	Chairman of the Board,	November 13, 2020
ERIC F. PARKINSON	Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

F-1

HANNOVER HOUSE, INC. AND AFFILIATES AND SUBSIDIARIES

Financial Statements

September 30, 2020 (UNAUDITED)

F-2

HANNOVER HOUSE, INC., AND AFFILIATES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

		6/30/2020		9/30/2020
ASSETS
CURRENT ASSETS
Cash & Cash Equivalents		1,028		403
Accounts Receivable, Net	(1)	336,903	(1)	397,403
Prepaid Wages		-		-
Merchandise Inventory		100,704		100,704
Prepaid Advertising		765,000		765,000
Prepaid Producer Royalties		2,454,674		2,454,674
Producer Marketing Recoupment		3,016,762		3,016,762
Film Distribution Rights		1,996,379		1,996,379
Film Production Investments		469,389		469,389
Notes Receivable and Net Recoupment	(2)	41,641	(2)	41,641

TOTAL CURRENT ASSETS		9,182,480		9,242,355

PROPERTY & EQUIPMENT
Office Furnishings, Equip. & Film Gear		154,725		154,725
Less Accumulated Depreciation		(37,164)		(37,164)
Vehicles		-		-
Less Accumulated Depreciation		-		-
Real Property		-		-
TOTAL PROPERTY & EQUIPMENT		117,561		117,561

OTHER ASSETS
FILM & TV LIBRARY (incl. VODWIZ)*		27,413,517		27,413,517

TOTAL OTHER ASSETS		27,413,517		27,413,517

		36,713,558		36,773,433

F-2 – (continued)

		6/30/2020		9/30/2020
LIABILITIES & SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable		19,365		19,365
Accrued Royalties		94,065		94,065
Acquisition Advances Due		285,399		285,399
Accrued Wages		122,182		122,182
Payroll Taxes Payable		-		-
Deferred Income Tax Payable		-		-
NB Cal AFIL P&A Loan		-		-
Hounddog P&A Note (EFG)		-		-
Interest on Hounddog Note		-		-
Shuttlewood Investments	(3)	-	(3)	-
Interest on Shuttlewood Note		-		-
Graham Financial Services Note		98,825		98,825
Interest on Graham Note		4,102		6,603
All Other Notes Payable		576,685		590,684
Interest on Above Notes Payable		51,201		61,916
Bank of Fayetteville Note		15,000		15,000
Interest on B.O.F. Note		-		-

TOTAL CURRENT LIABILITIES		1,266,824		1,294,039

LONG-TERM LIABILITIES
Long-Term Payables		1,027,382		1,024,382
Executive Salary Deferrals		766,415		766,415
Lewin Foreign Judgment	(5)	1,629,442	(5)	1,629,442
Contingent Legal Liabilities	(6)	727,022	(6)	727,022
Officer Notes Payable		115,670		115,670

TOTAL LONG-TERM LIABILITIES		4,265,931		4,262,931

TOTAL OF ALL LIABILITIES		5,532,755		5,556,970

SHAREHOLDER’S EQUITY
Common Stock		27,272,077		27,115,128
Retained Earnings		3,908,726		4,101,335

TOTAL SHAREHOLDER’S EQUITY		31,180,803		31,216,463

		36,713,558		36,773,433

F-3

CONSOLIDATED STATEMENT OF INCOME

FOR THE 3-MONTHS ENDING 9-30-2020

	Q1	Q2	Q3
	2020	2020	2020
REVENUES (all media, fees & licenses)	$90,541	$75,319	$209,132
Net, Collected Revenues	3,769	14,919	148,632
Additional Invoiced Sales	86,772	-	60,500
Reserve for Potential Returns	-	-	-
ADJUSTED REVENUES FOR PERIOD	90,541	75,319	209,132

COST OF SALES
Commissions	-	-	-
Sales and Marketing	-	-	-
Video Mfg & Releasing Costs	-	-	-
Film & Book Royalties	-	-	-
Freight	-	-	-
Other Expenses (Ads, PR, Publicity)	-	-	-

TOTAL COST OF SALES	-	-	-

GROSS PROFIT	90,541	75,319	209,132

GENERAL AND ADMINISTRATIVE EXP.	40,642	9,848	8,922

INCOME FROM OPERATIONS	49,899	65,471	200,210

INTEREST EXPENSES	7,502	7,601	7,601

OTHER EXPENSES (SALARY DEFERRALS)	-	-	-

INCOME BEFORE TAXES	42,397	57,870	192,609

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	$42,397	$57,870	$192,609

RETAINED EARNINGS (Beginning of Period)	3,864,200	3,906,597	3,908,726

RETAINED EARNINGS (End of Period)	3,906,597	* 3,908,726	4,101,335

* Q2 Retained Earnings reduced Sept. 2020, due to payables corrections

F-4

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING 9-30-2020

Hannover House, Inc.

Consolidated Statement of Cash Flow

For the Three-Month Period Ending September 30, 2020

	9/30/2020
Cash flows from operating activities

Net Income		$192,609
Increase in Accounts Receivable		60,500
Decrease in Prepaid Expenses		-
Decrease in Other Current Assets		-
Increase in Notes Payable		-
Increase in Accounts Payable		4,846

Cash Provided By / Used in Operating Activites		$257,955

Cash Flow from Investing Activities		$-
Cash Provided By / Used in Investing Activities		(258,580)

Cash Flow from Financing Activities	$
Cash Provided by Financing Activities		$-

NET INCREASE IN CASH		$(625)

BEGINNING CASH BALANCE		$1,028

ENDING CASH BALANCE (9-30-2020)		$403

F-5

STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREE-MONTH PERIOD ENDING 9-30-2020

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at June 30, 2020	831,429,996	$27,272,077	$3,908,726	31,180,803

Net Adjustments to Equity	-			$(156,949)

Net Adjustments to Retained Earnings			$-	$-

Net Income			$192,609	$192,609

Balances at Sept. 30, 2020	831,429,996	26,518,209	3,964,467	31,216,463

F-6

GENERAL AND AMINISTRATIVE EXPENSES

FOR THE THREE-MONTH PERIOD ENDING 9-30-2020

3-Months
Ending
CATEGORY	9/30/2020
Auto	$-
Bank Charges	$210
Consulting	$-
Employees and Officers	$-
Entertainment	$-
Equipment	$-
Fees	$-
Insurance	$-
Labor	$-
Legal and Accounting	$1,500
Misc / Marketing & Promotions	$-
Office	$186
Rent	$6,150
Payroll Taxes	$-
Telephone	$876
Travel	$-
Utilities
TOTAL OF GENERAL AND ADMINISTRATIVE EXPENSES	$8,922

Note: additional accrued $10,000 Auditor’s Fee to be paid during Q4 and recorded under cash accounting at that time.

F-7

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDING 9-30-2020

The following notes refer to those items marked on Item F1 (consolidated balance sheets) as indicated with red note reference markers.

Additional Footnotes to Balance Sheet

(for the three-months ending September 30, 2020)

(1)	Accounts Receivable has been adjusted to include newly invoiced on-boarding & metadata services performed for MyFlix program suppliers.

(2)	Notes Receivable includes a loan made by the company to Snowy Morning, Inc. in the amount of $41,641 to assist with production costs for the film “WILDFIRE,” which loan is to be considered as a fully-recoupable advance against Snowy Morning’s share of theatrical revenues in the film. Company holds a lien against other revenue sources, in the event that the producer’s share of net theatrical revenues from “WILDFIRE” is not sufficient to fully repay the loan.

(3)	The company’s Film & Video Library has not had a current review in almost ten years; during that timeframe, the retail DVD business has dramatically decreased, whereas “digital streaming” of entertainment products has markedly increased. It has been HHSE management’s position that the loss of forecasted DVD sales has been equally offset (in “net income”) from the value of the digital streaming increases and the lowered cost to achieve net income with digital streaming. During October and November of 2020, Company is embarking on its first effort to secure Domestic (North American) Television licenses for key titles in the Hannover House library – including high profile films such as “Twelve”, “Bonobos” and “Toys in the Attic.” The pursuit of these television sales is in support of the company’s endeavor – planned for January 2021 – to have a new and complete Film and Television Library Valuation Report – which analyzes and forecasts likely and obtainable revenues from approx. 475 titles represented by Hannover House / Medallion – including updated values for DVD and BluRay, Digital Streaming, International Licensing and Domestic Television.

(4)	Company is line-item listing the $0 balance due under the Mutual dissolution agreement (to discontinue distribution of the film “Daisy Winters”); however, Company has added in a line-item for “Contingent Legal Liabilities” (see footnote 9), in the event that Company’s upcoming court proceedings in Arkansas in this dispute do not result in a favorable outcome consistent with the Mutual dissolution agreement.

(5)	Company has engaged counsel to move to set-aside this foreign judgment and locally filed writ, on the basis of fraud, personal jurisdiction and subject matter jurisdiction. The absence of an agreement between Company and Lewin, as well as the additional prohibition on HHSE officers from issuing “personal guarantees” as represented by Plaintiff Lewin, will support the motion for dismissal. These legal responses from Hannover House are temporarily on hold until the local courthouse reopens from COVID-19 closures.

(6)	Upon advice of counsel, Company is also reserving an additional amount of $727,722 regarding three foreign cases, as the potential liability that could occur should the Company not prevail in actions for dismissal or adjudication in Arkansas.