Form 10-K
period 2020-12-31
Hannover House, Inc.
filed 2021-03-08
CIK 1069680

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve-Month Period Ended December 31, 2020

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 00028723

HANNOVER HOUSE, INC.

(Exact name of registrant as specified in its charter)

Wyoming	91-1609973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

355 N. College Ave. Suite D

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity on December 31, 2020 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $13,302,878 based upon the most recent sales price of $0.016 for such Common Stock on December 31, 2020. As of December 31, 2020, there were 831,429,996 shares of Common Stock in issue (of which 97,787,152 were subject to Rule 144 sale restrictions); additionally as of December 31, 2020 there were 4-million shares of Series “A” shares at a par value of $.0001 each, which shares carry a 1000-to-1 voting authority and a 100-to-1 conversion option into Common Stock subject to officer and corporate performance conditions being achieved.

As of December 31, 2020, the number of shares outstanding of our Common Stock was:

a. Total Common Stock Shares in issue as of December 31, 2020: 831,429,996

b. Above Shares Restricted from Sale under Rule 144: 97,787,152

TOTAL COMMON STOCK SHARES IN MARKET: 733,642,844

c. Series “A” Preferred Shares: 4,000,000

Shareholders of Record: 209 (Standard Registrar count)

Total Beneficial Shareholders: 338 (Broadridge, ICS count)

Total Authorized Common Stock Shares: 980,000,000

Total Authorized Series “A” Preferred Shares: 10,000,000

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

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

The revenue model for MyFlix will be to pay third-party streaming and billing costs off the top and divide remaining revenues on a fifty-fifty basis between the program suppliers and with Vodwiz / MyFlix. Consumers visiting the MyFlix website (or accessing the service through mobile APPS or over-the-top devices such as Roku, AppleTV or hardware installed APPS) can purchase movies or TV episodes on a “per transaction basis” (ala Amazon) or alternatively, can open a monthly subscription with MyFlix for unlimited access to approximately half of the programming otherwise available for per-transaction access. As of the date of this filing, forty-three program suppliers, collectively representing over 15,000 titles, had agreed to participate in the MyFlix service, which would position the site as number two only to Amazon in terms of total programming.

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

The company has also released thirty-two feature films to theatres, beginning in 2008 with “HOUNDDOG” a dramatic feature starring Dakota Fanning and Robin Wright, and two top performing feature documentaries, “TURTLE: THE INCREDIBLE JOURNEY” (2011) and “ON ANY SUNDAY: THE NEXT CHAPTER” (2014), which was the highest grossing documentary at the U.S. box office that year.

Employees

As of December 31, 2020, the Company had two full-time employees and one full-time, short-term employee. The full-time employees were Eric F. Parkinson (CEO and SECY), and D. Frederick Shefte (PRESIDENT), each working on an unsalaried basis. The one full-time, short-term employee is Randall Blanton, working as interim Chief Financial Officer (CFO) for a period of between ninety (90) and one-hundred-eighty (180) days or until such time that the company has obtained Directors and Officer’s Liability Insurance (“D&O”) coverage, at which time, Mr. Blanton’s short-term affiliation will be converted into a full-time employment status with a term of at least one (1) year. During the interim process, Mr. Blanton is being paid as an outside contractor at the monthly rate of four-thousand dollars (USD $4,000). Due to a general operational slow-down for new release activities during the COVID pandemic, Mr. Blanton provided no services for the company during Q3 and Q4 of 2020.

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

During the applicable reporting year, on June 8, 2020 officer D. Frederick Shefte completed a dissolution of marriage with Diana Shefte; under the terms of the divorce settlement, the officer (affiliate) shares beneficially owned by D. Frederick Shefte as listed in the above table, will eventually be transferred to Diana Shefte, under the specific sale restriction rules governing the disposition of affiliate-owned shares under Rule 144. During the current reporting year, the Shefte shares were divided as follows: 6,743,773 remaining in the existing legend fbo Don Frederick Shefte, and 24,737,773 retitled to be named exclusively for Diana B. Shefte. Under rules and regulations governing the sale, transfer or hypothecation of officer-owned shares, those shares now issued for Diana B. Shefte will be subject to the restrictions in place for officer shares. On Feb 8, 2021, within sixty days of the applicable time period covered by this 10-K report, Don Frederick Shefte filed for personal bankruptcy. Corporate counsel does not believe that Shefte’s bankruptcy will result in any attempt to transfer, sell or otherwise dispose of the 6,743,773 restricted shares in Shefte’s name, due to legal sales restrictions governing officer and affiliate-owned shares under Rule 144 of the Securities and Exchange Act of 1933.

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

Response: On October 8, 2019, Company was advised of an order from the Arkansas Securities Commission regarding the issuance of a convertible debt instrument to JSJ Investments, Inc. in 2014, which transaction was not registered with the Arkansas Securities Commission. Company was ordered to not issue any additional convertible debt instruments from within the State of Arkansas if such instruments are not registered within the State of Arkansas Securities Commission. Company was advised on a call with the Commission on October 10, 2019 that this policy in Arkansas is effective until such time that the Company is otherwise a fully reporting and registered with the Securities & Exchange Commission. Company has requested an appeal and administrative hearing to remove the order on multiple causes of action. The initial step of the appeal process occurred in late November 2019, at which time, a representative of the Arkansas Dept. of Securities concurred that the transaction in question was not with an Arkansas resident or Arkansas entity, and therefore may not be subject to Arkansas Laws. A December 2020 zoom call was rescheduled to accommodate counsel’s availability. There will be an additional appeal process hearing at such time that the COVID-19 pandemic shut-down of courthouses and non-essential hearings has been lifted. Based upon prior calls with the Arkansas Securities Commission and with appropriate counsel, Company will present the appropriate evidence at this upcoming hearing that should result in a dismissal of the Arkansas C&D order. As of the filing of this annual report, the next opportunity to review and dismiss the C&D order will occur via “Zoom” conference in mid-April (2021) at a date and time still awaiting final confirmation.

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

The Company’s secondary business of “booking” films into theatres has been effectively frozen during the COVID-19 Shut down of theatres and public spaces.

HHSE and Medallion had to postpone five films that were planned for release to theatres during 2020, which titles were expected to generate over $250,000 in “fees” to the company. The prolonged closure of theatres during COVID safety protocols has essentially removed this income generating activity from the company at this time.

The Company needs additional capital for new venture development, new product acquisition, general operations and existing debt management.

The development, production and distribution of original content feature films – as well as the onboarding and launch of the MyFlix streaming portal each demand significant funding resources which exceed the company’s abilities from current revenue levels. To continue with the acquisition (or production) of commercially viable feature film products – and to finance the costs to on-board titles and launch the MyFlix streaming site – Company will be reliant upon outside financing which may not be available. Sources which the Company plans to pursue include the issuance of a S1 stock registration filing to raise up to eight million dollars (USD $8,000,000) for such ventures. Other financing options include the use of international pre-sales and various co-production and state film incentives to provide the capital for high-profile feature film productions. Currently, the Company has no established bank-financing arrangements. Therefore, it is likely that the Company’s future financing need would involve some form of registration offering or future private offerings of the Hannover House, Inc. equity securities, debt financings, or strategic partnerships and other arrangements with corporate partners.

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

We are presently substantially dependent on the experience, abilities, industry relationships and continued services of Eric F. Parkinson, our Chief Executive Officer. The loss of Mr. Parkinson’s services would be highly detrimental to the Company’s ongoing and future business, and his replacement with an executive with Mr. Parkinson’s level of experience and prior success in the entertainment distribution industry could be prohibitively expensive; Parkinson has been waiving any salary for over 18-months, having previously deferred the majority of prior salary. Additionally, Parkinson has been loaning personal funds to the Company over the past two years – most recently with loans totaling over $25,000 during 2020. It’s very unlikely that an experienced and proven successful entertainment executive could be obtained who would agree to not take a salary as well as to provide loans to the company, as has been the case with Parkinson.

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

Our current corporate President, Don Frederick Shefte, has indicated that he will be retiring at some point during the first half of 2021.

Don Frederick Shefte (74) has been battling cardio-pulmonary health issues for several years, including 12-weeks of hospitalized intensive care in late 2018. Shefte has also gone through a marriage divorce in 2020 and a Feb. 8, 2021 personal bankruptcy filing. Accordingly, Mr. Shefte has expressed interest in retiring or resigning from his duties as President of the Company at some point during the first half of 2021 – subject to the timely filing of the Company’s Form 10, S1 and the successful launch of the MyFlix streaming service. Although several qualified candidates have presented themselves as suitable replacements in the position as8”President,” there is no assurance that a replacement President and Officer with the professional experience of Shefte will be available to the Company – certainly under Shefte’s current voluntary salary waiver – unless these corporate achievements have been completed.

Risks Related to Our Common Stock

Investors / Shareholders may experience a dilution of ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, Hannover House, Inc. may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company is currently authorized to issue an aggregate of 980,000,000 shares (to accommodate the upcoming S1 stock offering which calls for the sale of up to 150-million shares in three stages of 50-million shares each). It is possible that some key creditors / debt holders of the Company may elect to convert their existing debts into shares in the Company. While such an action would have a beneficial impact to the Company’s balance sheet, the issuance of new shares could negatively impact earnings per-share and overall value to existing shareholders.

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

ITEM 3. LEGAL PROCEEDINGS.

Over the course of operations these past twenty-eight (28) years, from time-to-time the Company has been involved in litigation, most commonly from third-party producers who wish to claim that they are owed more in royalties that the results of their title’s release actually accrued. The majority of all lawsuits have been resolved in Company’s favor (including those cases in which the judgment was ruled to be the actual monies due and that Hannover House had agreed to or tendered, and not the inflated amounts that were erroneously claimed of the Plaintiffs).

.The Company is not currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Excepting as specified in the summary below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on us. Notwithstanding the above, the Company has summarized all significant legal proceedings or legal judgments below, along with a status on activities regarding the disposition of each. These legal issues are listed alphabetically by the name of the principal adversarial party.

3a). BEDROCK VENTURES v. HANNOVER HOUSE – A California default judgment was entered against the company for approximately $513,098 in 2005, which Bedrock has attempted to enforce through successful and unsuccessful garnishment attempts against some Hannover House customers. Based on Arkansas law, and the meritorious defense that Bedrock was contractually committed to funding the Company for $1.5-mm (which was only partially paid), and the subsequent discovery of fraud by Bedrock involved with the transaction, Company plans to re-open the case for adjudication once the COVID-19 court shut downs are lifted, or at a less demanding time for corporate management attention (following the Form 10 and S1 filings).

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

3c). GETTING GRACE v. HANNOVER HOUSE – A settlement agreement with this program supplier was made over a year ago, but was not finalized, and the case has moved forward slowly, now being heard in Federal court in Fayetteville, Arkansas. The Plaintiff’s prior breach – by hiring another distributor during the exclusive time period for which Hannover House was the sole distributor – impeded Hannover’s performance and creates an estoppel basis for voiding of the contractual obligations. Hannover’s counsel is confident that a favorable result will ultimately be obtained.

3d). HINDS-SHANKMAN v. HANNOVER HOUSE – Company has three causes of meritorious defense which have not yet been pursued due to court house shut downs in California. Although the Plaintiff has filed for a “default.” Counsel and representatives of the court have disclosed that respondents that are impeded from filing a timely response during the court house shut downs will be granted an equal amount of compensatory time to make a response once the courts are reopened.

3e). LEWIN v. HANNOVER HOUSE – This is a foreign (New York) default judgment for which there is no contractual basis whatsoever. Company will seek to have the foreign judgment stayed-from-enforcement at such point in time that the Arkansas courts are re-opened following the COVID-19 shut downs.

3f). ORIGIN RELEASING v. HANNOVER HOUSE – This was a Texas matter that Hannover House defended and ultimately acquiesced and agreed to payment of approx. $225,000 on the basis of a revised accounting of revenues. Subsequent to the agreement to pay this revised sum to Origin Releasing, Hannover House found the original contract which was not “marked-up with hand-written changes” that were the basis for the Origin claim of monies still being due. This significant development provides the basis to re-open the case in Texas, which can be implemented once the COVID-19 court house shut downs are lifted.

3g). SECOND STAR v. HANNOVER HOUSE – Company has not yet filed its response due to the applicable court house being shut-down during the COVID-19 pandemic. Although the Plaintiff has proceeded to file for a “default,” Counsel and representatives of the court have disclosed that respondents that are impeded from filing a timely response during the court house shut downs will be granted an equal amount of compensatory time to make a response once the courts are reopened. As of the date of this annual filing, a settlement agreement is in negotiation.

3h). UPTONE (Davis) v. HANNOVER HOUSE – This was a California default judgment for which no service of the summons onto defendants occurred. Accordingly, once the California courts are reopened for business, Hannover House will file to set-aside this judgment and will file the applicable, meritorious responses, including the cross complaint for damages of more than $700,000 resulting from Uptone’s failure to fund the theatrical releasing costs of the movie “Union Bound,” which forced Hannover House to mitigate.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hannover House, Inc. common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “HHSE.”. The last trade for our common stock prior to the effective date of this filing was at $0.016 per share on December 31, 2020 and $.0235 per share on March 6, 2021. As of March 5, 2021 the OTC Markets chart summary indicates that the common stock trades at a daily average volume of 3,073,000 shares, which is a daily trading volume at average price ($.02) of approximately $61,460. Accordingly, large dollar volume purchases could have a substantial impact to the price-per-share of Hannover House, Inc. stock, (due to the amount of time that it might take to sell a large block of shares). It is management’s belief that the filing of the Form 10 Registration could and should dramatically improve investor / shareholder confidence in the HHSE stock and that this could manifest into both a higher average share price as well as an increase in daily volume.

Holders

As of December 31, 2020, the Company had approximately 209 shareholders of record for its common stock – according to the Company’s stock transfer agent, Standard Registrar and Transfer Co., Inc. An additional pool of shareholders are consolidated under block listings for trade brokers such as E-Trade, Scottrade and TD Ameritrade.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (twelve-month period ending December 31, 2020), the registrant issued a total of 19,900,000 common stock shares, of which 3,200,000 were subject to Rule 144 sale restrictions, and 16,700,000 were issued as unrestricted stock under registration exemption 4(a)(1) of the Securities Act involving the conversion of eligible, non-affiliate debt into securities.

Purchases of Equity Securities

During the fiscal year to end on December 31, 2020, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser excepting for the 16,700,000 shares issued under the registration exemption 4(a)(1) of the Securities Act as described above.

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

Results of Operations for the twelve-month period ended December 31, 2020

Calendar year 2020 was utilized by management primarily with a focus on three (3) key projects of corporate priority: 1). The preparation and satisfaction of documentation and reporting requirements relating to the company’s Form 10 Registration and S1 Offering; 2). The development of the MyFlix streaming service, including the ongoing on-boarding of new titles and metadata; and 3). The completion of the final filming scenes for the movie “WILDFIRE” as well as post-production editing, music, effects and distribution activities for that production. It should be noted that item “1” of these priorities includes the resolution of various legal and accounting issues that comprise material issues or disclosures for the Company’s registration. Revenues for the year showed an improvement over 2018 results, but were still very modest compared to results from 5+ years ago when DVD sales were still strong at retail stores. Revenue results for 2020 are impressive when consideration is made that these results occurred despite a total cessation of new release activities for physical home video products and films to theatres (both as a result of retail and theatre closures and shopping practices resulting from COVID-19 shut downs and protocols). Gross sales of $489,101 for the year with net income of $73,121 compares to gross sales in 2019 of $188,135 and net income in 2019 of $1,415. Despite the modest results in terms of dollars, percentage wise, the 2020 Gross Sales were up 159% over 2019 and the 2020 Net Income results were a marked improvement over 2019. The Gross Sales of $489,101 were comprised of approximately $249,772 in MyFlix related mastering and on-boarding charges to supplier studios, and approximately $126,442 in revenues that were paid as direct assignments for the benefit of HHSE titles (including, but not limited to: “Twelve” from 20th Century Fox, “Getting Grace” and “Sleeper Cell” from Random Media / Sony / AEC and “Toys in the Attic” from Entertainment Studios).

Cost of Revenue

The total cost-of-goods incurred during calendar year 2020 which impacted the G&A or Income Statement for this annual period were $1,236, comprised of net third party royalties paid.

Gross & Net Profits

For the applicable annual reporting period, Company posted a Gross Profit of $487,865, which after interest and operational expenses resulted in a net income of $73,121. Due to tax-loss carry-forward, no provision for income taxes has been included in this quarterly assessment of net income

General and Administrative Expenses

General and administrative expenses for the quarterly reporting period ending 12-31-2020 were $36,131 – and were $95,543 for the full 12-month period ending 12-31-2020. The increase in G&A expense that occurred during the last three months of 2020 was almost entirely due to enhanced costs from the Company’s outside audit activities as well as legal expenses involved in the dispute, settlement or dismissal of litigation matters.

Interest expense.

Interest expense was significantly increased to $297,733 for the three-month period ended December 31, 2020, as a result of accounting reconciliations and recognition of interest rates and applicable debts for which interest is required to be applied (but for which had not previously been applied, or had been calculated at the wrong interest rate). Despite this interest charge and adjustment being applied to the Q4 and 2020 results for the Company, it is important to note that these charges actually date back to 7 and 9 years respectively, and are not indicative of a sudden and repeating spike in interest costs for the Company.

Liquidity & Capital Resources

The company had limited and minimal liquidity during the three-month period ended December 31, 2020, and for the twelve-months ending 12-31-2020. The majority of operating capital from the Company for the year was obtained from loans received in 2020 from Graham Financial Services, Inc. (totaling $98,421.98), as well as from DSM LLC (totaling $69,000.00) and from Eric F. Parkinson (totaling $25,728.76). Other revenues were received from Video-On-Demand licenses and wholesale distributors of books and home video products.

As of the December 31, 2020, Company had cash of $9,067 as compared to $403 as of September 30, 2020, representing an increase of $8,664.

This filing includes a summary of Cash Flows for the Company during both the applicable quarterly reporting periods ending 12-31-2020.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”. There is an existing obligation of $100,000 (plus 7% interest from March, 2019 for a current total balance of $117,499.94) due to Riot Act LLC (or their designees) regarding Company’s obligations with the film “The Riot Act” (2018). Company intends to retire the Riot Act, LLC obligation in full from initial proceeds of the S1 Registration offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K or onto Form 10-Q

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2015, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the United States (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	There is a lack of segregation of duties, in that the Company had not yet segregated, specified and otherwise assigned those specific duties which were to be separately handled respectively by Parkinson (CEO), and Shefte (President) during this applicable period. .

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

Name	Age	Title	Date of Appointment
Eric F. Parkinson	62	Director, Chief Executive Officer, and Corporate Secretary	January 24, 2002

Don Frederick Shefte	74	Director, President & Treasurer	June 1, 2007

Randall Blanton	70	Interim / Acting CFO	February 1, 2020

We do not have a standing audit committee or an audit committee financial expert. We do not have an audit committee financial expert because of the small size of our company and our board of directors at this time, and also because the cost related to retaining a financial expert at this time would be prohibitive.

Eric Parkinson - Director, Chief Executive Officer and Secretary

Eric Parkinson is a film distribution and marketing veteran whose stellar career extends back to his very first # 1 best-selling video, “The 1984 Summer Olympic Highlights” – a production co-venture with ABC Sports. Parkinson has since released over 1,250 titles to the North American home video market, and earned 117 Gold or Platinum Certified hits (titles ranging from “Terminator”, “Platoon”, “The Last Emperor” and “Hoosiers” to less obvious top hits such as “Savage Land”, “Highlander 2”, “The Magic Voyage” and “Little Nemo: Adventures in Slumberland.” Parkinson was a key executive involved with the sale of the Hemdale library into MGM in 1996, which stood for many years as the record top price for a film library sale. Parkinson is also experienced as a producer and executive producer, with credits on more than fifty titles, and his first feature film directoral debut now underway with “Wildfire” and the upcoming major event features “The Legend of Belle Starr” and “Meltdown.”

Don Frederick Shefte – Director, President and Treasurer

Shefte was a JAG officer in the Navy before becoming a partner in the prestigious San Diego law firm of Seltzer Caplan. He relocated to N.W. Arkansas in 2001 as a Walmart vendor, and later joined the Bank of Fayetteville as its Senior Trust Officer. At the Bank of Fayetteville, one of Shefte’s principal duties was the collection and distribution of approximately five-million dollars per year from retail and wholesale purchasers of products from the bank’s client, Hannover House. Shefte joined Hannover House in 2007 and has since expanded his legal and financial expertise to include credits on several feature film productions. Shefte has indicated a forthcoming retirement or resignation from the Company following the filing of the Form 10 registration and S1 offering projects now underway.

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

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Company’s board of directors has the authority to fix the compensation of directors. No amounts were paid to, or accrued to, directors in such capacity for the three-month period ending 12-31-2020.

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

Executive Stock Ownership

	Common	Percentage	Preferred	Percent
Name and Principal Position	Stock Shares	Of A/S	Stock Shares	Of Class
Eric F. Parkinson, C.E.O.	43,141,649	5.31%	24,000,000	60%

D. Frederick Shefte, President	31,487,546	3.88%	16,000,000	40%

(1)	The number of outstanding shares of commons stock of the Company for the purpose of calculating the above percentages is: 831,429,996.
(2)	For reporting purposes, both Parkinson and Shefte have listed the following address: 355 N. College Ave. Suite 4, Fayetteville, AR 72701.
(3)	Parkinson has the option to reclaim or otherwise cause to be reissued up to 31,200,000 shares of common stock that were voluntarily surrendered back into treasury stock over the past ten (10) years, which reissuance is subject to applicable regulatory restrictions.
(4)	Shares listed for Fred Shefte include 24,737,773 issued for the benefit of Shefte’s ex-wife, Diana B. Shefte, which shares are still restricted under sale regulations of Rule 144 officer shares.

The Company had no outstanding equity awards at fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of December 31, 2020, and over the prior seven years, the Company had received loans from officers Eric Parkinson and D. Frederick Shefte, for which an unpaid balance of $109.040.76 still existed for Eric Parkinson. Unless otherwise specified, these officer loans are unsecured, bear no interest, and are due on demand.

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

As of December 31, 2020, none of our directors qualified as independent in accordance with Nasdaq Marketplace Rule 5605(a)(2).

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

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, were $10,000 paid plus an accrued payable of $7,500 more, all of which will be more specifically described in the Company’s Form 10 registration disclosures.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. The following financial statements of are included in this Annual Report on Form 10-K;

Statements of Operations - for the three-month period ended December 31, 2020;

Statements of Cash Flows - for the three-month period ended December 31, 2020;

Statements of Stockholders’ Equity - for the three-month period ended December 31, 2020;

Notes to Financial Statements. Additionally, in compliance with specific disclosures required by the OTC Markets, exhibits describing these additional items are attached hereto.

Exhibit No	Description
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hannover House, Inc.

Date: March 8, 2021	By:	/s/ Eric F. Parkinson
Eric F. Parkinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric F. Parkinson	Chairman of the Board,	March 8, 2021
ERIC F. PARKINSON	Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial Officer)

HANNOVER HOUSE, INC. AND AFFILIATES AND SUBSIDIARIES

Financial Statements

December 31, 2020 (UNAUDITED)

F-1

HANNOVER HOUSE, INC., AND AFFILIATES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2020

	9/30/2020	12/31/2020
ASSETS
CURRENT ASSETS
Cash & Cash Equivalents	403	9,067
Accounts Receivable, Net	397,403	499,903	(1)
Prepaid Wages	-	-
Merchandise Inventory	100,704	100,704
Prepaid Advertising	765,000	765,000
Prepaid Producer Royalties	2,454,674	2,406,065	(2)
Producer Marketing Recoupment	3,016,762	2,944,307
Film Distribution Rights	1,996,379	1,996,379
Film Production Investments	469,389	469,389
Notes Receivable and Net Recoupment	41,641	53,742	(3)

TOTAL CURRENT ASSETS	9,242,355	9,244,556

PROPERTY & EQUIPMENT
Office Furnishings, Equip. & Film Gear	154,725	154,725
Less Accumulated Depreciation	(37,164)	(37,164)
Vehicles	-	-
Less Accumulated Depreciation	-	-
Real Property	-	-
TOTAL PROPERTY & EQUIPMENT	117,561	117,561

OTHER ASSETS
FILM & TV LIBRARY (incl. VODWIZ)*	27,413,517	27,413,517

TOTAL OTHER ASSETS	27,413,517	27,413,517

	36,773,433	36,775,634

F-2

ITEM F 1 – (continued)

	9/30/2020	12/31/2020
LIABILITIES & SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable	19,365	45,501
Accrued Royalties	94,065	143,933	(4)
Acquisition Advances Due	285,399	13,000
Accrued Wages	122,182	122,182	(5)
Payroll Taxes Payable	-	-
Deferred Income Tax Payable	-	-
NB Cal AFIL P&A Loan	-	-
Hounddog P&A Note (EFG)	-	-
Interest on Hounddog Note	-	-
Shuttlewood Investments	-	320,000	(6)
Interest on Shuttlewood Note	-	-
Graham Financial Services Note	98,825	98,422
Interest on Graham Note	6,603	540
All Other Notes Payable	590,684	557,527	(7)
Interest on Above Notes Payable	61,916	106,251
Bank of Fayetteville Note	15,000	-
Interest on B.O.F. Note	-	-

TOTAL CURRENT LIABILITIES	1,294,039	1,407,355

LONG-TERM LIABILITIES
Long-Term Payables	1,024,382	1,343,221	(8)
Executive Salary Deferrals	766,415	766,415
Lewin Foreign Judgment	1,629,442	1,629,442	(9)
Contingent Legal Liabilities	727,022	1,124,000	(10)
Officer Notes Payable	115,670	109,040	(11)

TOTAL LONG-TERM LIABILITIES	4,262,931	4,972,118

TOTAL OF ALL LIABILITIES	5,556,970	6,379,473	(12)

SHAREHOLDER’S EQUITY
Common Stock	27,115,128	27,115,128
Retained Earnings	4,101,335	3,281,033

TOTAL SHAREHOLDER’S EQUITY	31,216,463	30,396,161

	36,773,433	36,775,634

F-3

CONSOLIDATED STATEMENT OF INCOME

FOR THE 3-MONTHS ENDING 12-31-2020

AND THE 12-MONTHS ENDING 12-31-2020

						12-Months
	Q1	Q2		Q3	Q4	Ending
	2020	2020		2020	2020	12/31/2020
REVENUES (all media, fees & licenses)	$90,541	$75,319		$209,132	$114,109	$489,101
Net, Collected Revenues	3,769	14,919		148,632	11,609	178,929
Additional Invoiced Sales	86,772	-		60,500	102,500	249,772
Reserve for Potential Returns	-	-		-	-	-
ADJUSTED REVENUES FOR PERIOD	90,541	75,319		209,132	114,109	489,101

COST OF SALES
Commissions	-	-		-	-	-
Sales and Marketing	-	-		-	-	-
Video Mfg & Releasing Costs	-	-		-	-	-
Film & Book Royalties	-	-		-	1,236	1,236
Freight	-	-		-	-	-
Other Expenses (Ads, PR, Publicity)	-	-		-	-	-

TOTAL COST OF SALES	-	-		-	1,236	1,236

GROSS PROFIT	90,541	75,319		209,132	112,873	487,865

GENERAL AND ADMINISTRATIVE EXP.	40,642	9,848		8,922	36,131	95,543

INCOME FROM OPERATIONS	49,899	65,471		200,210	77,978	393,558

INTEREST EXPENSES	7,502	7,601		7,601	297,733 (2)	320,437

OTHER EXPENSES (SALARY DEFERRALS)	-	-		-	-	-

INCOME BEFORE TAXES	42,397	57,870		192,609	(219,755)	73,121

PROVISION FOR INCOME TAXES	-	-		-	-	-

NET INCOME	$42,397	$57,870		$192,609	$(219,755)	$73,121

RETAINED EARNINGS (Beginning of Period)	3,864,200	3,906,597		3,908,726	4,101,335	4,101,335

RETAINED EARNINGS (End of Period)	3,906,597	3,908,726	(1)	4,101,335	3,881,580	3,881,580

(1)	Q2 Retained Earnings reduced Sept. 2020, due to payables corrections

(2)	Interest charged to Q4 includes ledger entry for $252,858 in interest previously not recognized with the Andersons
P&A Notes, as well as an increase (correction) in the accrued interest due on DSM notes of $41,022. Both corrections in the recognition of interest are the result of charges incurred over seven or more years, and are not Q4 specific.

F-4

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING 12-31-2020

Hannover House, Inc.

Consolidated Statement of Cash Flow

For the Three-Month Period Ending December 31, 2020

	12/31/2020
Cash flows from operating activities

Net Income		$(219,755)
Increase in Accounts Receivable		102,500
Decrease in Prepaid Expenses		48,609
Decrease in Other Current Assets		72,455
Increase in Notes Payable		38,059
Increase in Accounts Payable		26,136

Cash Provided By / Used in Operating Activites		$68,004

Cash Flow from Investing Activities		$-
Cash Provided By / Used in Investing Activities		(59,340)

Cash Flow from Financing Activities	$
Cash Provided by Financing Activities		$-

NET INCREASE IN CASH		$8,664

BEGINNING CASH BALANCE		$403

ENDING CASH BALANCE (12-31-2020)		$9,067

F-5

STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREE-MONTH PERIOD ENDING 12-31-2020

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at Sept. 30, 2020	831,429,996	$27,115,128	$4,101,335	31,216,463

Net Adjustments to Equity	-		$-	$-

Net Adjustments to Retained Earnings			$-	$-

Net Income			$(219,755)	$(219,755)

Balances at Dec. 31, 2020	831,429,996	27,115,128	3,881,580	30,996,708

F-6

GENERAL AND AMINISTRATIVE EXPENSES

FOR THE THREE-MONTH PERIOD ENDING 12-31-2020

3-Months
Ending
CATEGORY	12/31/2020
Auto	$-
Bank Charges	$99.01
Consulting	$-
Employees and Officers	$-
Entertainment	$-
Equipment	$-
Fees	$-
Insurance	$-
Labor	$-
Legal and Accounting	$28,849.10
Misc / Marketing & Promotions	$-
Office	$-
Rent	$6,150.00
Payroll Taxes	$-
Telephone	$1,033.30
Travel	$-
Utilities	$
TOTAL OF GENERAL AND ADMINISTRATIVE EXPENSES	$36,131.41

F-7

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDING 12-31-2020

The following notes refer to those items marked on Item F1 (consolidated balance sheets) as indicated with red note reference markers.

(1)	Accounts Receivable has been adjusted to include newly invoiced on-boarding & metadata services performed for MyFlix program suppliers.

(2)	Prepaid Producer Royalties include adjustments previously not applied against advances paid (e.g., “American Justice” net producer revenues are to be applied against the large royalty advance paid);

(3)	Notes Receivable includes additional loans of $12,101 made by the company to Snowy Morning, Inc. to assist with production costs for the film “WILDFIRE,” which loan is to be considered as a fully-recoupable advance against Snowy Morning’s share of theatrical revenues in the film. Company holds a lien against other revenue sources, in the event that the producer’s share of net theatrical revenues from “WILDFIRE” is not sufficient to fully repay the loan.

(4)	Accrued Royalties increased by $49,608 after reconciling video-on-demand and physical home video receivables that were otherwise consolidated payments;

(5)	Accrued Wages are unchanged on the 12-31-2020 report as compared to 9-30-2020; however, subsequent to the end of this reporting period, Company was made aware that former VP of Sales, Tom Sims, believes that the accrued / deferred wages for him have been understated. Upon receipt and review of his notes in this matter, this line-item may be updated;

(6)	A prior agreement to forgive the Shuttlewoods Investments P&A loan for “Daisy Winters” (upon HHSE’s performance of certain items), may be in doubt as the counsel for Shuttlewoods has since reinstated actions to file a judgment. While HHSE has the opportunity to move to set-aside such judgment (or to appeal to the principals of Shuttlewoods to honor the prior agreement), upon advice of counsel, until such actions occur, the Company is reinstating this dispute as a potential liability;

(7)	Adjustments were made to “Other Notes Payable” to reflect the corrected loan amounts received over the past seven years from Genautica LLC and DSM LLC – as well as a recalculation of the accrued interest on these loans;

(8)	Long Term Payables increased by $318,839, primarily due to the company’s prior oversight in not accruing the proper rate of interest awarded to the Anderson’s in their P&A loan judgment (the total accrued interest to Andersons is $252,858);

(9)	Lewin Foreign Judgment - Company has engaged counsel to move to set-aside this foreign judgment and locally filed writ, on the basis of fraud, personal jurisdiction and subject matter jurisdiction. The absence of an agreement between Company and Lewin, as well as the additional prohibition on HHSE officers from issuing “personal guarantees” as represented by Plaintiff Lewin, will support the motion for dismissal.

(10)	Company is also reserving a total of $1,124,000 with respect to three foreign cases, as the potential liability that could occur should the Company not prevail in actions for dismissal or adjudication in Arkansas;

(11)	Officer Notes Payable include adjustments in which the prior amount registered for Don Frederick Shefte as of 9-30-2020 ($32,358) has been applied against funds received by Shefte over the prior year to eliminate any current balance to him. Additional changes include the receipt of new loans from Eric Parkinson totaling $25,728.76 for the year;

(12)	The increase in total liabilities is due almost entirely to large reserves for “potential” items.

F-8

ADDITIONAL NOTES:

(13)	Accounts Receivable has been adjusted to include newly invoiced on-boarding & metadata services performed for MyFlix program suppliers.

(14)	Notes Receivable includes loans made by the company to Snowy Morning, Inc. in the aggregate amount of $53,742.60 (e.g., $41,641 during 2019 and $12,101.60 in 2020) to assist with production costs for the film “WILDFIRE,” which loans are to be considered as a fully-recoupable advance against Snowy Morning’s share of theatrical or other revenues in the film. Company holds a lien against other revenue sources, in the event that the producer’s share of net theatrical revenues from “WILDFIRE” is not sufficient to fully repay the loan.

(15)	The company’s Film & Video Library has not had a current review in almost ten years; during that timeframe, the retail DVD business has dramatically decreased, whereas “digital streaming” of entertainment products has markedly increased. It has been HHSE management’s position that the loss of forecasted DVD sales has been equally offset (in “net income”) from the value of the digital streaming increases and the lowered cost to achieve net income with digital streaming. During October and November of 2020, Company is embarking on its first effort to secure Domestic (North American) Television licenses for key titles in the Hannover House library – including high profile films such as “Twelve”, “Bonobos” and “Toys in the Attic.” The pursuit of these television sales is in support of the company’s endeavor – planned for January 2021 – to have a new and complete Film and Television Library Valuation Report – which analyzes and forecasts likely and obtainable revenues from approx. 475 titles represented by Hannover House / Medallion – including updated values for DVD and BluRay, Digital Streaming, International Licensing and Domestic Television.

F-9